Form 10-Q
period 2017-09-30
Sienna Biopharmaceuticals, Inc.
filed 2017-11-09
CIK 1656328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 7, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 20,538,906.

Sienna Biopharmaceuticals, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

Sienna Biopharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$88,601,000	$9,091,000
Restricted cash	181,000	109,000
Prepaid expenses and other current assets	2,044,000	1,323,000

Total current assets	90,826,000	10,523,000
Property and equipment, net	368,000	291,000
In-process research and development	46,938,000	41,863,000
Goodwill	11,313,000	9,698,000
Other assets	3,000	2,000

Total assets	$149,448,000	$62,377,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,579,000	$1,691,000
Accrued personnel costs	1,739,000	959,000
Other accrued expenses	5,275,000	2,097,000
Contingent consideration, current portion	4,675,000	4,764,000
Early exercise liability, current portion	242,000	372,000

Total current liabilities	13,510,000	9,883,000
Contingent consideration—net of current portion	22,625,000	19,346,000
Early exercise liability—net of current portion	311,000	444,000
Success payment liability	5,794,000	1,262,000
Deferred tax liability	10,812,000	9,325,000

Total liabilities	53,052,000	40,260,000
Commitments and contingencies (Note 10)
Stockholders’ equity:
Series A-1 Preferred stock, $0.0001 par value, no shares and 2,189,000 shares authorized and no shares and 373,000 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	328,000
Series A-2 Preferred stock, $0.0001 par value, no shares and 6,466,000 shares authorized and no shares and 1,102,000 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	1,455,000
Series A-3 Preferred stock, $0.0001 par value, no shares and 47,008,000 shares authorized and no shares and 8,008,000 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	57,734,000
Preferred Stock, $0.0001 par value, 10,000,000 shares and no shares authorized, no shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.0001 par value, 300,000,000 and 120,531,000 shares authorized, 20,531,000 and 2,616,000 shares issued and 19,931,000 and 1,719,000 outstanding at September 30, 2017 and December 31, 2016, respectively	3,000	1,000
Additional paid in capital	166,402,000	(1,683,000)
Accumulated other comprehensive income (loss)	4,699,000	(366,000)
Accumulated deficit	(74,708,000)	(35,352,000)

Total stockholders’ equity	96,396,000	22,117,000

Total liabilities and stockholders’ equity	$149,448,000	$62,377,000

See accompanying notes.

Sienna Biopharmaceuticals, Inc.

Condensed Consolidated Statement of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$9,398,000	$2,746,000	$21,020,000	$7,165,000
General and administrative	4,924,000	1,581,000	13,562,000	6,125,000

Total operating expenses	14,322,000	4,327,000	34,582,000	13,290,000

Loss from operations	(14,322,000)	(4,327,000)	(34,582,000)	(13,290,000)
Other income	307,000	217,000	318,000	416,000
Interest and other expense	(2,461,000)	—	(5,304,000)	—

Net loss before taxes	(16,476,000)	(4,110,000)	(39,568,000)	(12,874,000)
Income tax benefit	85,000	—	212,000	—

Net loss	$(16,391,000)	$(4,110,000)	$(39,356,000)	$(12,874,000)

Other comprehensive income:
Cumulative translation adjustment	1,588,000	—	5,065,000	—

Comprehensive loss	$(14,803,000)	$(4,110,000)	$(34,291,000)	$(12,874,000)

Per share information:
Net loss, basic and diluted	$(1.12)	$(2.42)	$(6.31)	$(7.61)

Basic and diluted weighted average shares outstanding	14,674,000	1,697,000	6,233,000	1,692,000

See accompanying notes.

Sienna Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(39,356,000)	$(12,874,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	80,000	44,000
Amortization of debt discount	729,000	—
Stock-based compensation	1,055,000	277,000
Fair value adjustment of success payment liability	4,532,000	(331,000)
Fair value adjustment of contingent consideration	3,190,000	—
Non-cash interest expense	34,000	—
Loss on disposal of property and equipment	5,000	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(701,000)	(498,000)
Restricted cash	(72,000)	(115,000)
Accounts payable and other accrued liabilities	3,501,000	773,000

Net cash used in operating activities	(27,003,000)	(12,724,000)
Investing activities
Investment in property and equipment	(170,000)	(149,000)
Proceeds from sale of property and equipment	8,000	—

Net cash used in investing activities	(162,000)	(149,000)

Financing activities
Proceeds from issuance of common stock, net of early exercise liability	188,000	774,000
Proceeds from issuance of convertible promissory notes	3,906,000	—
Net proceeds from issuance of Series A-3 preferred stock	—	28,013,000
Net proceeds from issuance of Series B preferred stock	36,306,000	—
Proceeds from initial public offering, net of issuance costs	66,378,000	—

Net cash provided by financing activities	106,778,000	28,787,000

Effect of exchange rate changes on cash	(103,000)	—
Net increase in cash and cash equivalents	79,510,000	15,914,000
Cash and cash equivalents at beginning of period	9,091,000	4,962,000

Cash and cash equivalents at end of period	$88,601,000	$20,876,000

Supplemental disclosures
Preferred stock issued upon conversion of notes payable	$3,940,000	—
Preferred stock issued relating to beneficial conversion feature of notes payable	$729,000	—
Shares issued for services	—	$50,000

See accompanying notes.

Sienna Biopharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

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

On August 1, 2017, the Company completed its initial public offering, or IPO, of 4,983,333 shares of common stock, which included the exercise in full by the underwriters of their option to purchase up to 650,000 additional shares of common stock, at an offering price to the public of $15.00 per share. The Company received net proceeds of approximately $66,378,000, after deducting underwriting discounts, commissions and offering related transaction costs. In connection with the IPO, the Company’s outstanding shares of convertible preferred stock were automatically converted into 12,847,000 shares of common stock. As of September 30, 2017, the Company had 19,931,000 shares of common stock outstanding. See Note 12, “Stockholders’ Equity.”

In connection with the completion of its IPO, on August 1, 2017, the Company’s certificate of incorporation was amended and restated to provide for 300,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.0001 per share.

2. Liquidity Risks

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $74,708,000 and $35,352,000 as of September 30, 2017 and December 31, 2016, respectively. The Company had net losses of $16,391,000 and $39,356,000 for the three and nine months ended September 30, 2017 and $4,110,000 and $12,874,000 for the three and nine months ended September 30, 2016, respectively, and net cash used in operating activities of $27,003,000 and $12,724,000 for the nine months ended September 30, 2017 and 2016, respectively.

The Company has historically financed its operations primarily through private equity issuances and debt offerings, and more recently through its IPO. The Company had cash and cash equivalents of $88,601,000 and $9,091,000 at September 30, 2017 and December 31, 2016, respectively. This amount will fund operations through at least the next twelve months based on the expected cash burn rate. The Company will be required to raise additional capital to fund future operations through the sale of its equity securities, incurring debt, entering into licensing or collaboration agreements with partners, grants or other sources of financing. If the Company is unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce its current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require the Company to relinquish rights to product candidates at an earlier stage of development or on less favorable terms to it or its stockholders than the Company would otherwise choose.

3. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or GAAP, and the applicable rules and regulations of the Securities and Exchange Commission, or the SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted.

Unaudited Condensed Consolidated Financial Statements

The accompanying financial information for the three and nine months ended September 30, 2017 and 2016, are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2017 and its results of operations for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other period(s).

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Sienna Biopharmaceuticals, Inc. and results of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The results of the subsidiaries’ operations were insignificant in the three and nine months ended September 30, 2017 and 2016.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. The most significant estimates in the Company’s consolidated financial statements relate to equity awards, the success payment liability, clinical trial accruals and the valuation of the in-process research and development and contingent liabilities acquired as part of the Creabilis plc, or Creabilis, purchase. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Cash and Cash Equivalents

The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, and obligations issued by U.S. government and U.S. government agencies, and places restrictions on maturities and concentration by type and issuer. The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of September 30, 2017, cash and cash equivalents are comprised of funds in cash and U.S. Treasury money market funds. From time to time, the Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation. The accounts are monitored by management to mitigate the risk.

Fair Value Measurements

The Company’s financial instruments, in addition to those presented in Note 7, “Fair Value Measurements”, include cash and cash equivalents, restricted cash, accounts payable, and accrued liabilities. The carrying amount of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments.

In-process Research and Development and Goodwill

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date (which is regarded as their cost). Intangible assets related to in-process research and development are treated as indefinite lived intangible assets and not amortized until they become definite lived assets upon regulatory approval. At that time, the Company will determine the useful life of the asset and begin amortization. Indefinite lived intangible assets are reviewed for impairment at least annually or if indicators of potential impairment exist. There were no impairments of intangible assets for the nine months ended September 30, 2017 and the year ended December 31, 2016.

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment annually and upon the occurrence of triggering events or substantive changes in circumstances that could indicate a potential impairment. An impairment loss is recognized when the fair value of the reporting unit to which the goodwill relates is below its carrying value for the difference between the fair value and its carrying amounts. There was no impairment of goodwill for the nine months ended September 30, 2017 and the year ended December 31, 2016.

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

Stock-Based Compensation

The Company measures employee and director stock-based compensation expense for all stock based awards at the grant date based on the fair value measurement of the award. The expense is recorded on a straight-line basis over the requisite service period, which is generally the vesting period, for the entire award. Expense is adjusted for actual forfeitures of unvested awards as they occur. The Company calculates the fair value measurement of stock options using the Black-Scholes valuation model. The Company accounts for stock options issued to non-employees in accordance with the provisions of ASC 505-50, Equity-Based Payments to Non-employees, which requires valuing the stock options on their grant date and re-measuring such stock options at the current fair value at the end of each reporting period until they vest. Proceeds from options exercised by employees prior to vesting pursuant to an early exercise provision, the related shares of which the Company has the option to repurchase prior to the vesting date should employment of the early exercise holder be terminated, are recognized as a liability until the shares vest.

Clinical Trial Accruals

As part of the process of preparing its consolidated financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company’s objective is to reflect the appropriate trial expenses in its consolidated financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its rate of clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date in its consolidated financial statements based on the facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through September 30, 2017, there have been no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials. The Company’s clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Prepaid expenses and other current assets include prepaid clinical trial costs of $625,000 and $936,000 as of September 30, 2017 and December 31, 2016, respectively. Other accrued expenses include accrued clinical trial costs of $459,000 as of September 30, 2017. There were no accrued clinical trial costs as of December 31, 2016.

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, excluding the effects of converting preferred stock, stock options and unvested restricted stock outstanding. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effects of convertible preferred stock, convertible notes, stock options and unvested restricted stock outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their impact is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between the weighted average number of shares used to calculate basic and diluted net loss per common share for the three and nine months ended September 30, 2017 and 2016. Shares excluded from the calculation were 1,655,000 and 10,157,000 at September 30, 2017 and 2016, respectively.

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

Foreign currency translation

The net assets of international subsidiaries where the local currencies have been determined to be the functional currencies are translated into U.S. dollars using current exchange rates. These include the entities acquired as part of the Creabilis acquisition. See Note 4, “Creabilis Acquisition”. As part of this transaction, the Company acquired entities in the United Kingdom, denominated in British pounds, and Italy and Luxembourg, denominated in euros. The U.S. dollar effects that arise from translating net assets of these subsidiaries at changing rates are recognized in other comprehensive loss in the condensed consolidated balance sheet. The earnings or loss of these subsidiaries are translated into U.S. dollars using average exchange rates for the periods.

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

Accounting Pronouncements Being Evaluated

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. This guidance is effective for fiscal years beginning after December 15, 2017, with an option to early adopt for fiscal years beginning after December 15, 2016. The Company has decided not to early adopt. As the Company has no historical revenues, there will be no impact on the consolidated financial statements upon adoption of the standard on January 1, 2018.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). The update is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. Early adoption is permitted. The purpose of Update No. 2016-18 is to clarify guidance and presentation related to restricted cash in the statement of cash flows. The amendment requires beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include cash and cash equivalents as well as restricted cash and restricted cash equivalents. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements and disclosures, but does not expect it to have a significant impact.

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

4. Creabilis Acquisition

In December 2016, the Company entered into a Share Purchase Agreement, or the Purchase Agreement, to acquire the entire issued share capital of Creabilis. Pursuant to the acquisition of Creabilis, the Company obtained SNA-120, SNA-125 and the related intellectual property. SNA-120 is a first-in-class inhibitor of TrkA in Phase 2b clinical development for the treatment of pruritus, or itch, associated with psoriasis, as well as for psoriasis itself. SNA-125 is a dual JAK3/TrkA inhibitor being developed for the treatment of atopic dermatitis, psoriasis and pruritus.

Upon closing, Creabilis became a direct wholly owned subsidiary in exchange for an upfront payment of approximately $212,000 in cash, 1,407,679 shares of Series A-3 convertible preferred stock with a fair value of $11,155,000, the settlement of $6,732,000 of liabilities, and contingent payments up to an aggregate of $58,000,000 in a combination of cash and stock upon the achievement of certain development and approval milestones. In addition, the Company is obligated to make certain contingent payments up to an aggregate of $80,000,000 in cash upon the achievement of certain annual net sales thresholds and one time royalties of less than 1% of the amount by which annual net sales exceeds each threshold in the year such threshold is achieved. Where milestone payments are required to be paid in stock, the number of shares will be determined based on the volume weighted average price of the common stock as reported on The NASDAQ Global Select Market, or NASDAQ, for the preceding 20 day trading period.

The Company’s first contingent payment relates to the commencement of a confirmatory Phase 2b trial for SNA-120 or the one year anniversary of the Purchase Agreement, whichever occurs first, pursuant to which the Company will become obligated to pay the former Creabilis stockholders $5,000,000, to be paid in shares of the Company’s common stock, subject to certain offsets, including an adjustment to net working capital of $236,000. The obligation to make this payment was triggered with the commencement in October 2017 of the Phase 2b clinical trial for SNA-120. See Note 14, “Subsequent Events.”

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

The agreement to pay the future milestones and potential one-time royalties resulted in the recognition of a contingent consideration liability, which is recognized at the inception of the transaction. Subsequent changes to the estimated amounts of contingent consideration to be paid are recognized in the consolidated statement of operations in general and administrative expense. The fair value of the contingent consideration is based on preliminary cash flow projections, based on expected product sales, probabilities around the achievement of certain development, approval and sales milestones and other assumptions. Based on the assumptions, the fair value of the contingent consideration was determined to be $27,300,000 at September 30, 2017 and $24,110,000 at the date of acquisition and at December 31, 2016. The fair value of the contingent consideration was determined by a third-party valuation firm applying the income approach, using several significant unobservable inputs as discussed in Note 7, “Fair Value Measurements”. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance.

The Company recorded a deferred tax liability of $9,412,000 for the non-deductible in-process research and development intangible assets acquired on the date of the acquisition. The deferred tax liability is a foreign denominated liability subject to translation at each balance sheet date and had a carrying value of $10,812,000 at September 30, 2017 and $9,325,000 at December 31, 2016. The change in carrying value during the nine months ended September 30, 2017 was related to $321,000 of certain tax adjustments during the measurement period and translation adjustments of $1,166,000. The recording of the deferred tax liability resulted in goodwill in the amount of $9,788,000 on the date of acquisition. Goodwill is foreign denominated and subject to translation at each balance sheet date and had a carrying value of $11,313,000 at September 30, 2017 and $9,698,000 at December 31, 2016. The change in carrying value during the nine months ended September 30, 2017 was due to certain adjustments during the measurement period of $395,000 and translation adjustments of $1,220,000. The net impact of all translation adjustments is included in other comprehensive loss. Goodwill will not be amortized but will be tested at least annually for impairment. No impairment has been recognized as of September 30, 2017 or December 31, 2016.

For the three and nine months ended September 30, 2017, Creabilis’ net loss included in the Company’s consolidated statement of operations was $327,000 and $1,449,000, respectively.

5. Identifiable Intangible Assets

The Company’s only identifiable intangible assets were in-process research and development related to SNA-120 and SNA-125 as of September 30, 2017 and December 31, 2016. The total intangible in-process research and development assets were recorded at an initial value of $42,254,000 as a result of the Company’s acquisition of Creabilis, are foreign denominated and subject to translation, and had a carrying value of $46,938,000 as of September 30, 2017 and $41,863,000 as of December 31, 2016. The Company uses the income approach to derive the fair value of in-process research and development assets. This approach calculates fair value by estimating future cash flows attributable to the assets, using several unobservable inputs such as future revenues and expenses, time and resources need to complete development and probabilities of obtaining market approval, and then discounting these cash flows to a present value using a risk-adjusted discount rate commensurate with the Company’s cost of capital and expectation of the revenue growth for products at their life cycle stage. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance.

Identifiable intangible assets are initially measured at their respective fair values and will not be amortized until commercialization. If commercialization occurs, intangible assets will be amortized over their estimated useful lives. In-process research and development assets were initially recognized at their fair value as determined on the date of acquisition of December 6, 2016 and are reviewed for impairment at least annually or whenever changes in circumstances indicate a potential impairment or upon regulatory approval resulting in the reclassification to a finite-lived intangible asset. No impairment has been recognized as of September 30, 2017 or December 31, 2016. Changes in value as a result of translation adjustments are included in other comprehensive income (loss).

6. Property and Equipment

Property and equipment consisted of the following as of September 30, 2017 and December 31, 2016:

	Estimated Useful Life (in years)	September 30, 2017	December 31, 2016
Lab equipment	5	$307,000	$236,000
Computer hardware	3	108,000	68,000
Capital lease equipment	3	46,000	46,000
Furniture and fixtures	5	67,000	43,000
Leasehold improvements		33,000	20,000

Total		561,000	413,000
Less accumulated depreciation		(193,000)	(122,000)

Property and equipment, net		$368,000	$291,000

Leasehold improvements are depreciated over the lease term. Depreciation expense was $27,000 and $80,000, for the three and nine months ended September 30, 2017, and $18,000 and $44,000 for the three and nine months ended September 30, 2016, respectively.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$88,096,000	$—	$—

Total	$88,096,000	$—	$—

Liabilities:
Success payment liability	$—	$—	$5,794,000
Contingent consideration	—	—	27,300,000

Total	$—	$—	$33,094,000

	December 31, 2016
	Level 1	Level 2	Level 3
Liabilities:
Success payment liability	$—	$—	$1,262,000
Contingent consideration	—	—	24,110,000

Total	$—	$—	$25,372,000

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

	Success Payment Liability	Contingent Consideration
Balance at December 31, 2016	$1,262,000	$24,110,000
Change in fair value due to re-measurement recorded in expense	4,532,000	3,190,000

Balance at September 30, 2017	$5,794,000	$27,300,000

Cash and cash equivalents

At September 30, 2017, the Company’s cash equivalents are comprised of U.S. Treasury money market funds whose value is based upon quoted market prices in active markets for identical assets or liabilities with no adjustments applied. Accordingly, these investments are classified as Level 1 of the fair value measurements and disclosure guidance.

Intangible assets

In connection with the acquisition of Creabilis, the Company acquired intangible in-process research and development assets which were recorded at fair value based on significant unobservable (Level 3) inputs. The fair value of in-process research and development (IPR&D) assets was determined by an independent third party valuation firm applying the income approach. This approach calculates fair value by estimating future cash flows attributable to the IPR&D assets using several significant unobservable inputs, including a risk adjusted discount rate commensurate with the perceived risk of the IPR&D assets of 20.5%, projected future revenues and expenses based on the cumulative probabilities of multiple scenarios with individual probabilities ranging from 0.1% to 22.5%, and estimates of the timing of the achievement of the various product development, regulatory approval and sales milestones. These intangible assets are not measured at fair value on a recurring basis but are subject to fair value measurement as part of the related impairment test.

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

The fair value of the contingent consideration was determined by an independent third-party valuation firm applying the income approach. This approach calculates fair value by estimating future cash flows attributable to the IPR&D assets using several significant unobservable inputs, including risk adjusted discount rates ranging from 4.00% to 18.5%, projected future revenues and expenses based on the cumulative probabilities of multiple scenarios with individual probabilities ranging from 0.1% to 25.0%, and estimates of the timing of the achievement of the various product development, regulatory approval and sales milestones. Significant increases or decreases in any of the probabilities of success and other inputs would result in a significantly higher or lower fair value measurement, respectively. The change in fair value during the three and nine months ended September 30, 2017 was $1,100,000 and $3,190,000, respectively. Increases in the value were related to changes in external market factors and probability adjustments partially offset by decreases in the value related to assumptions regarding milestone payments and is recorded in general and administrative expense in the consolidated statements of operations. There was no change in fair value from the date of acquisition, December 6, 2016 to year end December 31, 2016.

Success payment liability

In October 2015, as a result of an agreement in which the Company agreed to pay certain stockholders success payments if the stock price of the Company’s common stock reached certain thresholds, the Company recorded a success payment liability. The success payment liability was recorded at fair value based on significant unobservable inputs, as discussed in Note 9, “Success Payment Liability”. The change in fair value during the three and nine months ended September 30, 2017 resulted in expense of $2,459,000 and $4,532,000, respectively, and was recorded to other expense in the consolidated statements of operations. During the three and nine months ended September 30, 2016, the change in fair value resulted in income of $203,000 and $331,000, respectively, and was recorded to other income in the consolidated statements of operations. The valuation of the fair value of the success payment liability uses assumptions the Company believes would be made by a market participant and the Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. In evaluating the fair value information, judgement is required to interpret the market data used to develop the estimates. The use of different market assumptions and/ or different valuation techniques could result in materially different fair value estimates. Significant increases or decreases in the probabilities of meeting the common stock price thresholds or in the timing or likelihood of achieving the triggering events and other inputs would result in a significantly higher or lower fair value measurement, respectively.

There were no transfers of assets or liabilities between the fair value measurement levels during the nine months ended September 30, 2017 or the year ended December 31, 2016.

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

In April 2017, in connection with the Company’s Series B convertible preferred stock financing, the outstanding principal under the Series B Bridge Notes of $3,906,000, plus $34,000 of accrued interest, converted into an aggregate of 379,000 shares of Series B convertible preferred stock at a rate of $10.40 per share and the Series B Bridge Notes were cancelled. In connection with the IPO, the Series B convertible preferred stock was automatically converted into 379,000 shares of common stock. The remaining unamortized discount was recognized in interest expense in the consolidated statement of operations. Included in interest and other expense for the three and nine months ended September 30, 2017 is amortization of the debt discount of $0 and $729,000 and accrued interest expense of $0 and $34,000, respectively.

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

Upon their issuance, the success payments did not require any future service to be provided by the recipients and as such, the success payments were accounted for under ASC 815, Derivatives and Hedging. Accordingly, the Company recorded an initial liability at fair value and re-measures the liability each reporting period, with changes being recognized in the consolidated statement of operations. The fair value of the success payments liability was estimated based on a third-party valuation using a model which simulates the future movement of stock prices based on several key variables. The following variables were incorporated in the estimated fair value of the success payment liability: estimated term of the success payments, fair value of common stock, expected volatility, and risk-free interest rate. The computation of expected volatility was estimated using a combination of available information about the historical volatility of stocks of similar publicly-traded companies for a period matching the expected term assumption. Based on this analysis, the Company recorded a liability of $694,000 upon execution of the success payments agreement in October 2015. During the three and nine months ended September 30, 2017, the Company recorded other expense of $2,459,000 and $4,532,000, respectively, and during the three and nine months ended September 30, 2016, other income of $203,000 and $331,000, respectively, due to re-measurement of the liability.

10. Commitments and Contingencies

Operating Lease

The Company entered into a 26-month lease obligation for office space in Carlsbad, California, effective May 1, 2015, expiring June 30, 2017. Although the lease contained a renewal option for an additional three-year term, the Company did not renew. In May 2016, the Company entered into a 40-month lease obligation for office space in Westlake Village, California, which commenced on October 10, 2016, and terminates on February 29, 2020. In June 2017, the Company amended the lease agreement to include an additional 5,973 square feet and an allowance for leasehold improvements of up to $108,000. The lease is subject to fixed rate escalation increases and includes a period of free rent. As a result, the Company recognizes rent expense on a straight-line basis for the full amount of the commitment including the minimum rent increases over the life of the lease and the free rent period. The lease contains a renewal option for an additional three-year term.

During the three and nine months ended September 30, 2017, the Company incurred $167,000 and $425,000, respectively, for rent expense and $54,000 and $144,000, for the three and nine months ended September 30, 2016, respectively.

License and Supply Agreement

The Company has an exclusive license and supply agreement with nanoComposix, pursuant to which the Company owes minimum annual royalties of $50,000 or low single digit royalties on net sales of licensed products.

Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business, including those set forth in Part II, Item 1 “Legal Proceedings”. As of September 30, 2017, there are no matters where there is at least a reasonable probability that a material loss has been or will be incurred.

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

Stock Purchase Rights

In January 2016, in connection with his commencement of employment with the Company, the Company’s board of directors granted Dr. Beddingfield, the Company’s President and Chief Executive Officer, the right to purchase 554,000 shares of the Company’s common stock for a purchase price of $2.35 per share, which the board of directors determined was the fair market value on the date of grant. With respect to 456,000 shares subject to the stock purchase right, 25% of the shares vest on the first anniversary of the grant, and 1/48th of the shares vest monthly thereafter, subject to Dr. Beddingfield continuing to provide services to the Company through each such vesting date. With respect to 49,000 shares subject to the stock purchase right, 50% of the shares vest on the first date the volume-weighted average trading price of the Company’s common stock equals or exceeds $71.03 per share, and 1/24th of the shares vest monthly thereafter, subject to Dr. Beddingfield continuing to provide services to the Company through each such vesting date. With respect to the remaining 49,000 shares subject to the stock purchase right, 50% of the shares vest upon achievement of a milestone related to clinical development, and 1/24th of the shares vest monthly thereafter, subject to Dr. Beddingfield continuing to provide services to the Company through each such vesting date. The Company determined that the stock purchase rights effectively represented an option and the fair value of the option was $558,000, which is being amortized as compensation expense over the performance period of the award with $36,000, $108,000, $31,000 and $88,000, recognized as compensation expense for the three and nine months ended September 30, 2017 and 2016, respectively.

In May 2016, Dr. Beddingfield exercised his stock purchase rights in full and purchased restricted stock that vests on the same schedule as the stock purchase rights by providing a promissory note to the Company in the principal amount of $1,300,000, with an interest rate of 1.43% per annum. The promissory note was considered to be substantively non-recourse and, as such, the issuance of the unvested restricted shares in exchange for the note continued to constitute a stock option for accounting purposes. As the promissory note was non-recourse, it was not reflected on the Company’s balance sheet at December 31, 2016. In June 2017, the Company forgave all outstanding principal and accrued interest under the related party non-recourse promissory note effective as of July 2, 2017, and the note was cancelled. The total outstanding principal balance and accrued but unpaid interest forgiven on the promissory note was $1,321,000. As of September 30, 2017, 190,000 shares subject to the award had vested and all of the shares were unvested at December 31, 2016.

Success Payments

Todd Harris, the Company’s Head of Corporate Development and member of the Company’s board of directors, is a beneficiary of the Success Payments Agreement, as described in Note 9 “Success Payment Liability”, and will receive 25.22% of any related payouts.

12. Stockholders’ Equity

As of September 30, 2017, the authorized stock of the Company was 300,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of preferred stock, $0.0001 par value per share.

Common Stock

Holders of common stock are entitled to one vote per share and, upon liquidation, dissolution, or winding up of the Company, are entitled to receive all assets available for distribution to stockholders. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

Shares of common stock reserved for future issuance were as follows as of September 30, 2017:

September 30, 2017
Common stock awards outstanding	1,055,000
Common stock awards available for grant	1,438,000

Total shares of common stock reserved for future issuance	2,493,000

Convertible Preferred Stock

As of September 30, 2017, there was no convertible preferred stock outstanding. In connection with the Company’s IPO, all outstanding shares of convertible preferred stock were automatically converted into 12,847,000 shares of common stock. As of December 31, 2016, there were 373,000 shares of Series A-1 convertible preferred stock, 1,102,000 shares of Series A-2 convertible preferred stock, and 8,008,000 shares of Series A-3 convertible preferred stock outstanding.

In April 2017, the Company issued an aggregate of 2,985,000 shares of Series B convertible preferred stock at a price per share of $12.24 for aggregate proceeds of $36,532,000, exclusive of 379,000 shares of Series B convertible preferred stock issued upon conversion of the Series B Bridge Notes. See Note 8 “Convertible Notes”. All of the Company’s outstanding Series B convertible preferred stock was automatically converted into common stock in connection with the IPO.

Stock Awards and Stock-Based Compensation

In July 2017, the Company’s board of directors approved the 2017 Incentive Award Plan, or the 2017 Plan, which became effective upon the completion of the IPO on August 1, 2017. The 2017 Plan serves as the successor incentive award plan to the Company’s 2010 Equity Incentive Plan, or the 2010 Plan, and has 1,380,000 shares of common stock available for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock-based awards, plus shares of common stock that were reserved for issuance pursuant to future awards under the 2010 Plan at the time the 2017 Plan became effective, plus shares represented by awards outstanding under the 2010

Plan that are forfeited or lapse unexercised and which following the effective date of the 2017 Plan are not issued under the 2010 Plan. In addition, the 2017 Plan reserve will increase on January 1, 2018 and each subsequent anniversary through 2027, by an amount equal to the lesser of (a) four percent of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (b) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 12,000,000 shares of stock may be issued upon the exercise of incentive stock options.

The terms of awards pursuant to the 2017 Plan are determined by the administrator of the 2017 Plan. The 2017 Plan is administered by the compensation committee of the Company’s board of directors unless the Company’s board of directors assumes authority for administration. In addition, the Company’s board of directors has delegated authority to grant awards to employees other than executive officers and certain senior executives of the Company to a committee consisting of the Company’s chief executive officer. Stock options granted pursuant to the 2017 Plan must have an exercise price of not less than the fair market value of the Company’s common stock on the date of grant, except that incentive stock options granted to an individual who owns (or is deemed to own) at least 10% of the total combined voting power of all classes of the Company’s capital stock (a “10% Holder”), must have an exercise price of at least 110% of the fair market value of a share of common stock on the date of grant. Stock options granted under the 2017 Plan generally expire ten years from the date of the grant, except that incentive stock options granted to a 10% Holder must not be exercisable after five years from the date of grant. The Company’s stock awards under the 2017 Plan vest based on terms in the stock award agreements and generally vest over four years.

Following the Company’s IPO and in connection with the effectiveness of the Company’s 2017 Plan, the 2010 Plan terminated and no further awards will be granted under that plan. However, all outstanding awards under the 2010 Plan will continue to be governed by their existing terms.

The fair value of each employee award granted during 2016 and during the nine months ended September 30, 2017 was estimated on the grant date using the Black-Scholes option-pricing model. The fair value of each non-employee option granted was estimated on the grant date and subsequently re-measured each reporting period using the Black-Scholes option-pricing model. The following assumptions were used for grant date fair value for the period ended September 30, 2017 and December 31, 2016:

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Expected stock price volatility	59.61%–64.09%	46.72%–54.76%
Expected dividend yield	—%	—%
Expected term (in years)	5.4–10.0	4.0–10.0
Risk-free interest rate	1.77%–2.60%	1.12%–2.42%

Due to limited historical data, the Company estimates stock price volatility based on the actual volatility of comparable publicly traded companies over the expected life of the award. The Company has never paid, and does not expect to pay dividends in the foreseeable future. The expected term represents the average time that awards that vest are expected to be outstanding. For employee awards that have an early exercise provision, the Company has sufficient information to utilize four years as an expected term. For awards without an early exercise provision, the Company does not have sufficient history of stock option exercises to estimate the expected term and, thus, calculates expected term using the simplified method, based on the midpoint between the average vesting date and the contractual term. For all non-employees, the expected term is equivalent to the contractual term of 10 years. The risk-free rate is based on the United States Treasury yield curve for the expected life of the option. For awards issued prior to the listing of the Company’s common stock on NASDAQ, the fair value of the common stock utilized in the fair value estimation of award arrangements has been determined by the Company’s board of directors, utilizing contemporaneous third party valuations. Following the listing of the common stock on NASDAQ, the Company uses its closing stock price as reported on NASDAQ on the grant date for the fair value of its stock. In accordance with ASU No. 2016-09, as early adopted, the Company has elected to record forfeitures as they occur and does not adjust its expense based on an estimated forfeiture rate.

The table below summarizes the stock option activity for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2016	573,000	$2.35	$1,412,000
Granted	582,000	10.81	170,000
Exercised	(92,000)	2.35	(260,000)
Cancelled	(8,000)	2.35	(19,000)

Outstanding at September 30, 2017	1,055,000	$7.02	$16,082,000

Exercisable at September 30, 2017	123,000	$2.39	$2,441,000

The Company granted non-employee options to purchase 32,000 shares of its common stock during the nine months ended September 30, 2017, which are included in the stock option activity above. Non-cash stock-based compensation expense recorded during the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Research and development	$201,000	$16,000	$279,000	$72,000
General and administrative	540,000	54,000	776,000	205,000

	$741,000	$70,000	$1,055,000	$277,000

As of September 30, 2017, there was $5,980,000 of unrecognized compensation expense related to unvested employee stock award agreements, which is expected to be recognized over a weighted-average period of approximately 3.53 years. For stock option awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award.

The weighted-average grant date fair value of all stock options granted during the nine months ended September 30, 2017 was $7.03. The weighted-average remaining contractual life of options outstanding at September 30, 2017 is 9.19 years. The total fair value of the shares vested during the nine months ended September 30, 2017 was $903,000. Additionally, stock compensation expense includes $427,000, $500,000, $8,000 and $21,000, related to non-employee option grants during the three and nine months ended September 30, 2017 and September 30, 2016, respectively.

Prior to its termination in connection with the effectiveness of the 2017 Plan, the 2010 Plan allowed the Company to grant to employees the right to exercise stock options in exchange for cash before the requisite service was provided (e.g., before the award is vested under its original terms); however, such arrangements permit the Company to subsequently repurchase such shares at the exercise price if the employee ceases to be a service provider. Such an exercise is not substantive for accounting purposes. Therefore, the payment received for the exercise price is recognized as an early exercise liability in the consolidated balance sheets and will be transferred to common stock and additional paid-in capital as such shares vest. As of September 30, 2017 and December 31, 2016, 600,000 and 897,000 unvested shares, respectively, were legally issued but are not considered outstanding for accounting purposes and are therefore excluded from basic and diluted net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. In connection with these unvested shares, the Company has recorded an early exercise liability as of September 30, 2017 and December 31, 2016, of $553,000 and $816,000, respectively, of which $242,000 and $372,000 is included in current liabilities, and $311,000 and $444,000 is included in non-current liabilities in the consolidated balance sheet at September 30, 2017 and December 31, 2016, respectively.

2017 Employee Stock Purchase Plan

The Company adopted the 2017 Employee Stock Purchase Plan, or the ESPP, which became effective upon the completion of the IPO on August 1, 2017. The ESPP is designed to allow the Company’s eligible employees to purchase shares of the Company’s common stock, at semi-annual intervals, with their accumulated payroll deductions. Under the ESPP, participants are offered the option to purchase shares of the Company’s common stock at a discount during a series of successive offering periods. The option purchase price will be the lower of 85% of the closing trading price per share of the Company’s common stock on the first trading date of an offering period in which a participant is enrolled or 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each offering period. The Company has not yet commenced an offering period.

The ESPP is intended to qualify under Section 423 of the U.S. Internal Revenue Service Code of 1986, as amended. The maximum number of the Company’s common stock which will be authorized for sale under the ESPP is equal to the sum of (a) 198,883 shares of common stock and (b) an annual increase on the first day of each year beginning in 2018 and ending in 2027, equal to the lesser of (i) 1% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company’s board of directors; provided, however, no more than 3,000,000 shares of the Company’s common stock may be issued under the ESPP.

13. Income Taxes

Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings. As a result, for the nine months ended September 30, 2017 the Company recorded a $212,000 income tax benefit in the consolidated statement of operations.

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

As of September 30, 2017, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with the net operating loss and credit carryforwards.

14. Subsequent Events

On October 24, 2017, the Company announced that the first patient had been dosed in the Phase 2b clinical trial of topical product candidate SNA-120 in the treatment of pruritus, or itch, associated with psoriasis and in the treatment of psoriasis itself. This multicenter, randomized, double-blind, placebo-controlled trial will evaluate the efficacy, safety and tolerability of SNA-120 compared to vehicle in approximately 190 patients with at least moderate pruritus and mild-to-moderate psoriasis. With the commencement of this Phase 2b trial, the Company will make a $5,000,000 milestone payment to the former shareholders of Creabilis plc, in shares of the Company’s common stock, subject to certain offsets, based on the volume-weighted average price of the stock over the 20-day trading period preceding the commencement of the trial.

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

Forward-looking statements

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

Since our inception in 2010, we have invested a significant portion of our efforts and financial resources in research and development activities and the acquisition of Creabilis plc, or Creabilis, in December 2016. We have not generated any revenue from product sales and, to date, have funded our operations primarily through private and public equity issuances and debt offerings. At September 30, 2017, we had cash and cash equivalents of $88.6 million. In August 2017, we completed our initial public offering, or IPO, of our common stock pursuant to which we issued 4,983,333 shares of our common stock at a price to the public of $15.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 650,000 additional shares. Our net proceeds, after deducting underwriting discounts, commissions and offering related transaction costs, were $66.4 million.

We have incurred net losses in each year since inception, including net losses of $16.4 million and $39.4 million for the three and nine months ended September 30, 2017, and $4.1 million and $12.9 million and for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $74.7 million. We expect to continue to incur losses for the foreseeable future and expect to incur increased expenses as we advance our product candidates through clinical trials and regulatory submissions. We do not expect to generate revenue from product sales unless, and until, we obtain regulatory approval or clearance from the U.S. Food and Drug Administration, or FDA, for our product candidates. If we obtain regulatory approval or clearance for our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, we expect that our expenses will increase substantially as we continue nonclinical studies and clinical trials for, and research and development of, our product candidates and maintain, expand and protect our intellectual property portfolio. As a result, we will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through equity or debt financings or other sources, such as potential collaboration agreements. Our failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, consolidated results of operations and financial condition.

We rely on third parties in the conduct of our nonclinical studies and clinical trials and for manufacturing and supply of our product candidates. We have no internal manufacturing capabilities, and we will continue to rely on third parties, many of whom are single-source suppliers, for our nonclinical and clinical trial materials. In addition, we do not yet have a sales organization or commercial infrastructure. Accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any product sales.

On December 6, 2016, we acquired our Topical by Design platform and related product candidates, SNA-120 and SNA-125, through our acquisition of Creabilis, in exchange for an upfront payment of approximately $0.2 million in cash, 1,407,679 shares of Series A-3 Preferred Stock with a fair value of $11.2 million, the settlement of $6.7 million of liabilities, and certain contingent payments. Upon closing of the transaction, Creabilis became our direct wholly owned subsidiary. We will be required to make contingent payments in cash and stock upon the achievement of certain development, approval and sales milestones. In particular, upon the achievement of certain specified development and approval milestones for SNA-120 and SNA-125, we are obligated to pay the former Creabilis shareholders up to an aggregate of $58.0 million, which consists of an aggregate of $25.0 million in cash and $33.0 million in shares of our common stock. In addition, upon the achievement of certain annual net sales milestone thresholds for qualifying products, including SNA-120 and SNA-125, we are required to pay the former Creabilis shareholders up to an aggregate of $80.0 million in cash as well as one-time royalties of less than 1% on net sales of qualified products that exceed these net sales thresholds in the year such threshold is achieved. Our first contingent payment of $5.0 million, subject to certain offsets, was triggered upon the commencement of our additional Phase 2b clinical trial for SNA-120 in October 2017, and is payable in shares of our common stock, based on the volume weighted average price of the stock over the 20-day trading period preceding the commencement of the trial. See “—Critical Accounting Policies and Use of Estimates—Creabilis Acquisition” below.

In October 2015, we entered into a letter agreement, the Success Payment Agreement, with certain of our existing stockholders, pursuant to which we agreed to make success payments to such stockholders. These success payments are based on certain specified threshold per share values of our common stock measured at specific times during the success payment period, which began on the effective date of the Success Payment Agreement and ends on its fifth anniversary, in October 2020. Success payments are payable in cash or, in our sole discretion, common stock, and will be owed, if ever, in the event that the value of our common stock meets or exceeds certain specified share price thresholds. The success payments paid to such stockholders will not exceed, in aggregate, $60.0 million. Our IPO triggered the potential for success payments to the stockholders party to the Success Payment Agreement. However, we will not be required to make any success payments triggered by the per share market value of our common stock until August 1, 2018, the first anniversary of the closing of our IPO (or a 90-day grace period following such anniversary, at our option if we are contemplating a capital market transaction during such grace period). In order to satisfy our obligations to make these success payments, if and when they are triggered, we may issue equity securities that may cause dilution to our stockholders, or we may use our existing cash or incur debt obligations to satisfy the success payment obligation in cash, which may adversely affect our financial position. In addition, these success payments may impede our ability to raise money in future public offerings of debt or equity securities or to obtain a third-party line of credit. See “—Critical Accounting Policies and Use of Estimates—Success Payments” below.

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

Clinical Trial Accruals

As part of the process of preparing our consolidated financial statements, we are required to estimate expenses resulting from our obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate trial expenses in our consolidated financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, we adjust the rate of clinical expense recognition if actual results differ from our estimates. We make estimates of accrued expenses as of each balance sheet date in our consolidated financial statements based on the facts and circumstances known at that time. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. Through September 30, 2017, there have been no material adjustments to our prior period estimates of accrued expenses for clinical trials. Our clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations and other third-party vendors.

In-Process Research and Development and Goodwill

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date (which is regarded as their cost). Intangible assets related to in-process research and development, or IPR&D, are treated as indefinite lived intangible assets and not amortized until they become definite lived assets, typically upon regulatory approval. At that time, we will determine the useful life of the asset and begin amortization. Intangible assets are reviewed for impairment at least annually or if indicators of potential impairment exist. There were no impairments of intangible assets for the three and nine months ended September 30, 2017 or the year ended December 31, 2016.

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination. We evaluate goodwill for impairment annually and upon the occurrence of triggering events or substantive changes in circumstances that could indicate a potential impairment. An impairment loss is recognized when the fair value of the reporting unit to which the goodwill relates is below its carrying value for the difference between the fair value and its carrying amounts. There was no impairment of goodwill for the three and nine months ended September 30, 2017 or the year ended December 31, 2016.

Success Payments

We have certain payment obligations related to the Success Payment Agreement that we entered into with certain of our existing stockholders in October 2015. These success payments are based on certain specified threshold per share values of our common stock measured at specific times through October 2020. Success payments are payable in cash or, in our sole discretion, common stock, and will be owed, if ever, in the event that the value of our common stock meets or exceeds certain specified share price thresholds on any of the following dates during the success payment period: (1) any date after October 30, 2017, the 90th day after we completed our IPO; (2) the date on which we sell, lease, transfer or exclusively license all or substantially all of our assets to another company; and (3) the date on which we merge or consolidate with or into another entity (other than a merger in which our pre-merger stockholders own a majority of the shares of the surviving entity). In the case of our IPO, success payments would be triggered when the per share value of our common stock, as determined based on the average trading price of a share of our common stock over the consecutive 90-day period preceding the date the success payment is triggered, meets or exceeds specified per share thresholds. In the case of an asset sale, license or sale of the company, success payments are triggered when the per share value of our common stock, as determined based on the consideration paid in the transaction for each share of our stock, meets or exceeds specified per share thresholds. Each per share threshold is associated with a success payment, ascending from $10.0 million at $53.71 per share to $35.0 million at $71.61 per share to $60.0 million at $107.42 per share, subject to adjustment for any stock dividend, stock split, combination of shares, or other similar events. Any previous success payments made to stockholders pursuant to the Success Payment Agreement are credited against the success payment owed as of any future valuation date. The first payout is $10.0 million, the second payout is $35.0 million (inclusive of the first $10.0 million success payment, if previously paid) and the third payout is $60.0 million (inclusive of any previous success payments, if made). The success payments paid to such stockholders will not exceed, in aggregate, $60.0 million.

Upon their issuance, the success payments did not require any future service to be provided by the recipients and as such, the success payments were accounted for under ASC 815, Derivatives and Hedging. Accordingly, we recorded an initial liability at fair value and will remeasure the liability each reporting period, with changes being recognized in the consolidated statement of operations (with decreases in the fair value of the liability recorded in other income and increases in the fair value of the liability recorded in interest and other expense). The fair value of the success payments liability was estimated based on a third-party valuation using a model which simulates the future movement of stock prices based on several key variables. The following variables were incorporated in the estimated fair value of the success payment liability: estimated term of the success payments, fair value of common stock, expected volatility, and risk-free interest rate. The computation of expected volatility was estimated using a combination of available information about the historical volatility of stocks of similar publicly-traded companies for a period matching the expected term assumption. Based on this analysis, we recorded a liability of $0.7 million upon execution of the Success Payments Agreement in October 2015. The change in the fair value of the liability through December 31, 2015 was de minimis. During the three and nine months ended September 30, 2017, we recorded other expense of $2.5 million and $4.5 million, respectively, and other expense of $0.6 million during the year ended December 31, 2016, due to remeasurement of the liability.

In determining the fair value of the success payments, judgment is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques could result in materially different fair value estimates. Significant increases or decreases in the common stock price and other inputs could result in a significantly higher or lower fair value measurement, respectively.

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

We calculate the fair value measurement of stock options using the Black-Scholes valuation model. In determining the fair value of stock options granted, the following weighted average assumptions were used in the Black-Scholes option-pricing model for awards granted for the nine months ended September 30, 2017 and the year-ended December 31, 2016.

	Nine Months Ended September 30,	Year Ended December 31,
	2017	2016
Expected stock price volatility	59.61–64.09%	46.72–54.76%
Expected dividend yield	—%	—%
Expected term (in years)	5.4–10.0	4.0–10.0
Risk-free interest rate	1.77–2.60%	1.12–2.42%

Due to limited historical data, we estimate stock price volatility based on the actual volatility of comparable publicly traded companies over the expected life of the award. We have never paid, and do not expect to pay dividends in the foreseeable future. The expected term represents the average time that awards that vest are expected to be outstanding. For employee awards that have an early exercise provision, there is sufficient information to utilize four years as an expected term. For awards without an early exercise provision, there is not sufficient history of stock option exercises to estimate the expected term and, thus, we calculate the expected term using the simplified method, based on the midpoint between the average vesting date and the contractual term. For all non-employees, the expected term is equivalent to the contractual term of 10 years. The risk-free rate is based on the United States Treasury yield curve for the expected life of the option. For awards issued prior to the listing of our common stock on The NASDAQ Global Select Market, or NASDAQ, the fair value of the common stock utilized in the fair value estimation of award arrangements has been determined by our board of directors, utilizing contemporaneous third-party valuations. Following the listing of our common stock on NASDAQ, we use the closing stock price as reported on NASDAQ on the grant date for the fair value of its stock. In accordance with ASU No. 2016-09, as early adopted, we elected to record forfeitures as they occur and do not adjust expense based on an estimated forfeiture rate.

We recorded noncash stock-based compensation expense for employee and nonemployee stock option grants for the three and nine months ended September 30, 2017 and 2016, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Research and development	$201,000	$16,000	$279,000	$72,000
General and administrative	540,000	54,000	776,000	205,000

	$741,000	$70,000	$1,055,000	$277,000

As of September 30, 2017 there was $6.0 million of unrecognized compensation expense related to unvested employee stock award agreements, which is expected to be recognized over a weighted-average period of approximately 3.53 years. For stock option awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award.

Prior to its termination in connection with the effectiveness of our 2017 Incentive Award Plan, our 2010 Equity Incentive Plan allowed us to grant to employees the right to exercise stock options in exchange for cash before the requisite services are provided (e.g., before the award is vested under its original terms); however, such arrangements permit us to subsequently repurchase such shares at the exercise price if the employee ceases to be a service provider. Such an exercise is not substantive for accounting purposes. Therefore, the payment received for the exercise price is recognized as an early exercise liability in the consolidated balance sheets and will be transferred to common stock and additional paid-in capital as such shares vest. As of September 30, 2017 and December 31, 2016, 599,838 and 896,758 unvested shares were issued and outstanding, respectively. In connection with these unvested shares, we recorded an early exercise liability as of September 30, 2017 and December 31, 2016 of $0.5 million and $0.8 million, respectively, of which $0.2 million and $0.4 million is included in other current liabilities and $0.3 million and $0.4 million is included in other non-current liabilities in the consolidated balance sheet at September 30, 2017 and December 31, 2016, respectively. These shares are excluded from basic net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature.

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

Our first contingent payment relates to the commencement of our additional Phase 2b trial for SNA-120, which the Company announced on October 24, 2017. Pursuant to the Purchase Agreement, we are obligated to pay the former Creabilis shareholders $5.0 million in shares of our common stock, subject to certain offsets, including an adjustment to the net working capital of $236,000, based on the volume-weighted average price of the common stock as reported on NASDAQ for the 20-day trading period preceding the trial commencement. We plan to make the required stock payment in the fourth quarter of 2017.

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

The agreement to pay the future milestones and potential one-time royalties resulted in the recognition of contingent consideration, which was recognized at the inception of the transaction. Subsequent changes to the estimated amounts of contingent consideration to be paid are recognized in the consolidated statement of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, which are based on expected product sales, probabilities around the achievement of certain development, approval and sales milestones and other assumptions. Based on these assumptions, the fair value of the contingent consideration was determined to be $27.3 million as of September 30, 2017 and $24.1 million at the date of acquisition and at December 31, 2016. The fair value of the contingent consideration was determined by a third-party valuation firm by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate commensurate with our cost of capital and expectation of the revenue growth for products based on their life cycle stage.

We recorded a deferred tax liability of $9.4 million for the non-deductible in-process research and development intangible assets acquired on the date of the acquisition. The deferred tax liability is a foreign denominated liability subject to translation at each balance sheet date and had a carrying value of $10.8 million at September 30, 2017 and $9.3 million at December 31, 2016. The change in carrying value during the nine months ended September 30, 2017 was related to $0.3 million of certain tax adjustments during the measurement period and translation adjustments of $1.2 million. The recording of the deferred tax liability resulted in goodwill in the amount of $9.8 million on the date of acquisition. Goodwill is foreign denominated and subject to translation at each balance sheet date and had a carrying value of $11.3 million at September 30, 2017 and $9.7 million at December 31, 2016. The change in carrying value during the nine months ended September 30, 2017 was due to certain adjustments during the measurement period of $0.4 million and translation adjustments of $1.2 million. The net impact of all translation adjustments is included in other comprehensive loss. Goodwill will not be amortized but will be tested at least annually for impairment. No impairment has been recognized as of September 30, 2017 or December 31, 2016.

For the three and nine months ended September 30, 2017 and the year ended December 31, 2016, the Creabilis net loss included in our consolidated statement of operations was $0.3 million, $1.4 million, and $0.2 million, respectively.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

The following table sets forth our results of operations for the periods indicated:

	(unaudited) Three Months Ended September 30,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$9,398	$2,746	$6,652	242%
General and administrative	4,924	1,581	3,343	211

Total operating expenses	14,322	4,327	9,995	231

Loss from operations	(14,322)	(4,327)	(9,995)	231
Other income	307	217	90	41
Interest and other expense	(2,461)	—	(2,461)	*

Net loss before taxes	(16,476)	(4,110)	(12,366)	301
Income tax benefit	85	—	85	*

Net loss	$(16,391)	$(4,110)	$(12,281)	299%

*	Percentage not meaningful.

Research and development expenses

Research and development expenses were $9.4 million for the three months ended September 30, 2017, compared to $2.7 million for the three months ended September 30, 2016. The increase in research and development expenses is primarily due to an increase in clinical trial costs, including clinical consulting services and supplies, of $4.6 million, relating to our pivotal SNA-001 studies. Other increases in research and development expenses included personnel related costs such as wages, taxes and bonuses of $0.7 million, due to an increase in headcount, manufacturing costs of $0.9 million to support the increase in the clinical trial activity and research costs of $0.3 million.

General and administrative expenses

General and administrative expenses were $4.9 million for the three months ended September 30, 2017, compared to $1.6 million for the three months ended September 30, 2016. The increase of $3.3 million was due to an increase in the fair value of the contingent consideration liability relating to the acquisition of Creabilis of $1.1 million. This liability relates to the amounts we agreed to pay based on the achievement of certain development, approval and sales milestones and is revalued at each balance sheet date based on a third-party valuation. The change in the fair value at each balance sheet date is recorded as general and administrative expense. The remaining increase relates to an increase of $1.7 million in personnel and related costs and an increase in outside service and legal fees of $0.5 million related to becoming a public company.

Other income

Other income was $0.3 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively. The increase in other income was attributable to interest earned on the proceeds from our IPO.

Interest and other expense

Interest and other expense of $2.5 million for the three months ended September 30, 2017 related to the $2.5 million revaluation of the success payment liability.

Income tax benefit

Income tax benefit for the three months ended September 30, 2017 was $85,000. The income tax benefit resulted from a tax liability established during the first quarter of 2017 relating to the beneficial conversion feature due to the 15% discount on conversion of the convertible notes that was bifurcated and allocated to additional paid-in capital. See further discussion in Note 8, “Convertible Notes” and Note 13, “Income Taxes” of our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table sets forth our results of operations for the periods indicated:

	(unaudited) Nine Months Ended September 30,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$21,020	$7,165	$13,855	193%
General and administrative	13,562	6,125	7,437	121

Total operating expenses	34,582	13,290	21,292	160

Loss from operations	(34,582)	(13,290)	(21,292)	160
Other income	318	416	(98)	(24)
Interest and other expense	(5,304)	—	(5,304)	*

Net loss before taxes	(39,568)	(12,874)	(26,694)	207
Income tax benefit	212	—	212	*

Net loss	$(39,356)	$(12,874)	$(26,482)	206%

*	Percentage not meaningful.

Research and development expenses

Research and development expenses were $21.0 million for the nine months ended September 30, 2017, compared to $7.2 million for the nine months ended September 30, 2016. The increase in research and development expenses is primarily due to increases in clinical trial costs of $8.3 million as result of the progression of our pivotal SNA-001 studies. Other increases in research and development expenses include increases in personnel and related costs such as wages, taxes and bonuses of $2.1 million, manufacturing costs of $2.0 million to support the clinical trials, an increase in outside services relating to our other product candidates of $0.7 million, and $0.8 million of research costs.

General and administrative expenses

General and administrative expenses were $13.6 million for the nine months ended September 30, 2017, compared to $6.1 million for the nine months ended September 30, 2016. The increase of $7.4 million was primarily due to an increase in the fair value of the contingent consideration liability relating to the acquisition of Creabilis of $3.2 million. This liability relates to the amounts we agreed to pay based on the achievement of certain development, approval and sales milestones and is revalued at each balance sheet date based on a third-party valuation. The change in the fair value at each balance sheet date is recorded as general and administrative expense. The additional increase relates to $3.4 million in personnel and related costs, due to the increase in headcount and the increase in salaries, as well as an increase in outside service fees of $0.8 million to support becoming a public company.

Other income

Other income was $0.3 million and $0.4 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in other income was primarily attributable to changes in the fair value of the success payment liability.

Interest and other expense

Interest and other expense of $5.3 million for the nine months ended September 30, 2017 related primarily to the $4.5 million revaluation of the success payment liability and $0.7 million of amortization of the debt discount relating to the Series B Bridge Notes.

Income tax benefit

Income tax benefit for the nine months ended September 30, 2017 was $0.2 million. The income tax benefit resulted from a tax liability established at March 31, 2017 relating to the beneficial conversion feature due to the 15% discount on conversion of the convertible notes that was bifurcated and allocated to additional paid-in capital. See further discussion in Note 8, “Convertible Notes” and Note 13, “Income Taxes” of our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Liquidity, Capital Resources and Requirements

We have incurred operating losses and have an accumulated deficit as a result of ongoing efforts to develop our product candidates, including conducting nonclinical and clinical trials and providing general and administrative support for these operations. We had an accumulated deficit of $74.7 million and $35.4 million as of September 30, 2017 and December 31, 2016, respectively. We had net losses of $16.4 million and $39.4 million for the three and nine months ended September 30, 2017, and $4.1 million and $12.9 million for the three and nine months ended September 30, 2016, respectively. We had net cash used in operating activities of $27.0 million and $12.7 million for the nine months ended September 30, 2017 and 2016, respectively. We anticipate that operating losses and net cash used in operating activities will increase over the next several years as we further develop SNA-120 and SNA-125, move into later and more costly stages of product development, develop new product candidates, hire personnel and prepare for regulatory submissions and the commercialization of our product candidates.

We have historically financed our operations primarily through private placements of preferred stock and debt securities and will continue to be dependent upon equity and/or debt financing until we are able to generate positive cash flows from our operations. In January 2017, we entered into a note purchase agreement pursuant to which we issued, in two tranches, the Series B Bridge Notes in an aggregate principal amount of $3.9 million, with an annual interest rate of 6.0%. In April 2017, in connection with the issuance of Series B Preferred Stock, the entire outstanding principal under the Series B Bridge Notes, plus accrued interest, converted into 378,838 shares of Series B Preferred Stock. In April 2017, we issued an aggregate of 2,985,422 shares of our Series B Preferred Stock for aggregate proceeds to us of $36.5 million, excluding the shares of Series B Preferred Stock issued upon conversion of the Series B Bridge Notes. In August 2017, we completed our IPO of 4,983,333 shares of common stock, which included the exercise in full by the underwriters of their option to purchase up to 650,000 additional shares of common stock, at an offering price to the public of $15.00 per share, and raised net proceeds of approximately $66.4 million after deducting underwriting discounts, commissions and estimated offering expenses payable by us.

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

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of researching and developing our lead product candidates or any future product candidates, and conducting nonclinical studies and clinical trials, in particular our Phase 2b and planned Phase 3 pivotal clinical trials of SNA-120, our nonclinical studies and planned clinical trials of SNA-125 and our ongoing pivotal trials for SNA-001;

•	the timing of, and the costs involved in, obtaining regulatory approvals or clearances for our lead product candidates or any future product candidates;

•	the number and characteristics of any additional product candidates we develop or acquire;

•	the timing of any cash milestone payments to the former Creabilis shareholders if we successfully achieve certain predetermined milestones;

•	the timing and amount of any success payments we elect to pay in cash to certain of our existing shareholders if the market price of our common stock meets or exceeds certain specified share price thresholds;

•	the cost of manufacturing our lead product candidates or any future product candidates and any products we successfully commercialize, including costs associated with building our supply chain;

•	the cost of commercialization activities if our lead product candidates or any future product candidates are approved or cleared for sale, including marketing, sales and distribution costs;

•	the cost of building a sales force in anticipation of product commercialization;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of any such agreements that we may enter into;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	the costs associated with maintaining subsidiaries in foreign jurisdictions;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including ongoing litigation costs related to SNA-001 and the outcome of this and any other future patent litigation we may be involved in; and

•	the timing, receipt and amount of sales of any future approved or cleared products, if any.

Cash Flows Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table sets forth our cash flows for the periods indicated:

	(unaudited) (in thousands) Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in)
Operating activities	$(27,003)	$(12,724)
Investing activities	(162)	(149)

	(unaudited) (in thousands) Nine Months Ended September 30,
	2017	2016
Financing activities	106,778	28,787
Effect of exchange rate changes on cash	(103)	—

Net increase in cash and cash equivalents	$79,510	$15,914

Net Cash Used in Operating Activities

During the nine months ended September 30, 2017, net cash used in operating activities was $27.0 million and consisted primarily of a net loss of $39.4 million, offset by the increase in fair value of both the success payment liability and the contingent consideration of $4.5 million and $3.2 million, respectively, the amortization of the debt discount of $0.7 million associated with the Series B Bridge Notes, and the non-cash stock-compensation expense of $1.1 million. In addition, there was an increase in prepaid expenses and other current assets of $0.7 million primarily relating to the prepayment of insurance. This was offset by the $3.5 million favorable change in accounts payable and other accrued liabilities due to our overall growth and increased research and development spending.

During the nine months ended September 30, 2016, net cash used in operating activities was $12.7 million and consisted primarily of a net loss of $12.9 million, and an increase in prepaid expenses and other current assets of $0.5 million, offset by a $0.8 million favorable change in accounts payable and other accrued liabilities. The increase was related to increases in legal fees, additional consultants for professional services and an increase in clinical trial activities.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2017 and September 30, 2016 net cash used in investing activities was $0.2 million and $0.1 million, respectively, and represented purchases of property and equipment.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2017, net cash provided by financing activities was $106.8 million from the proceeds received from our IPO, the issuance of our Series B Bridge Notes and the issuance of our Series B Preferred Stock.

During the nine months ended September 30, 2016, net cash provided by financing activities was $28.8 million from proceeds received for shares of Series A-3 Preferred Stock.

Contractual Obligations and Contingent Liabilities

In June 2017, we amended the lease agreement for our headquarters in Westlake Village, California to include approximately 6,000 additional square feet of office space, beginning August 21, 2017 and to provide for an allowance for leasehold improvement of up to $0.1 million. The amendment will terminate on February 29, 2020 and includes a renewal option for a term of three years, consistent with the original lease. The expansion space is subject to fixed rate escalation increases with an initial base rent of $16,000 per month and total payments over the lease term of approximately $0.5 million.

There were no other material changes to our contractual obligations and contingent liabilities as described under the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Prospectus, as filed with the SEC on July 24, 2017.

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

As of September 30, 2017, we had cash and cash equivalents of $88.6 million and restricted cash of $0.2 million, which consist of bank deposits and cash invested in U.S. Treasury money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements, and we do not expect interest rate fluctuations to have a material impact on our results of operations.

Foreign Currency Exchange Risk

As a result of the acquisition of Creabilis, we now have wholly-owned foreign subsidiaries that operate in euros and British pounds. As such, in the future we may be subject to fluctuations in foreign currency exchange rate risk.

We currently do not hedge any foreign currency exposure. A hypothetical 10% favorable or unfavorable change in the weighted average foreign exchange rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements, and we do not expect foreign currency fluctuations to have a material impact on our results of operations.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2017, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Interference Proceeding

On October 8, 2015, Patent Interference No. 106,037 was declared by the Patent Trial and Appeal Board, or the PTAB, between our U.S. Patent No. 8,821,941, which is directed to treating hair follicles with plasmonic particles, and U.S. Patent Application No. 13/789,575, which lists Massachusetts General Hospital, or GHC, as assignee. On August 9, 2016, the PTAB entered judgment against GHC. On October 3, 2016, GHC filed an appeal of the interference judgment with the U.S. Court of Appeals for the Federal Circuit in matter No. 17-1012, which names GHC and Sebacia, Inc., or Sebacia, as real parties in interest. The parties filed their respective appellate briefs with the U.S. Court of Appeals in the first quarter of 2017. On November 6, 2017, the U.S. Court of Appeals heard oral arguments in this matter.

Inter Partes Review Proceedings

On October 7, 2016, we filed a petition with the PTAB for IPR challenging validity of certain claims of U.S. Patent No. 6,530,944, or the ‘944 patent, naming William Marsh Rice University, or Rice University, as patent owner. On October 18, 2016, the PTAB assigned the proceeding case number IPR2017-00045 and accorded the petition the filing date of October 7, 2016. On November 21, 2016, Rice University filed its mandatory notices, which name Rice University, exclusive licensee Nanospectra Biosciences, Inc., or Nanospectra, and sublicensee Sebacia as real parties in interest. Rice University filed a patent owner’s preliminary response on January 18, 2017 contesting institution of the IPR. On April 11, 2017, the PTAB issued a decision instituting the IPR proceeding. Rice University filed a patent owner response on June 28, 2017. We filed a reply on September 20, 2017. The oral argument is scheduled for December 18, 2017.

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

On October 7, 2016, we filed a petition with the PTAB for IPR challenging validity of certain claims of U.S. Patent No. 6,685,730, or the ‘730 patent, naming Rice University as patent owner. On October 27, 2016, the PTAB assigned the proceeding case number IPR2017-00046 and accorded the petition the filing date of October 7, 2016. On November 21, 2016, Rice University filed its mandatory notices, which name Rice University, Nanospectra, and Sebacia as real parties in interest. Rice University filed a patent owner’s preliminary response to the IPR petition on January 27, 2017 contesting institution of the IPR. On April 21, 2017, the PTAB issued a decision instituting the IPR proceeding. Rice University filed a patent owner response on July 7, 2017. We filed a reply on September 27, 2017. The oral argument is scheduled for December 18, 2017.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have no products approved or cleared for commercial sale and have not generated any revenue from product sales and have incurred losses in each year since our inception in July 2010. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net losses were approximately $16.4 million and $39.4 million for the three and nine months ended September 30, 2017, and $4.1 million and $12.9 million for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $74.7 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities and the acquisition of Creabilis plc, or Creabilis. Nonclinical studies and clinical trials for our product candidates will require substantial funds to complete. As of September 30, 2017, we had capital resources consisting of cash and cash equivalents of $88.6 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the nonclinical and clinical development of our lead product candidates, SNA-120 and SNA-125, as well as our ongoing pivotal trials for SNA-001, and the development of any other product candidates we may choose to pursue. These expenditures will include costs associated with conducting nonclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any nonclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our lead product candidates and any future product candidates. In addition, we are obligated to make certain milestone payments to former Creabilis shareholders upon the achievement of predetermined milestones, as well as success payments to certain of our existing stockholders if the market price of our common stock meets or exceeds certain specified share price thresholds. These payments, to the extent triggered and payable in cash, will also have an effect on our liquidity and capital needs. To the extent these success payment obligations are satisfied in shares of our common stock, holders of our common stock would be diluted.

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

Our success payment obligations to certain of our stockholders are recorded as a liability on our balance sheet. Under generally accepted accounting principles in the United States, or GAAP, we are required to remeasure the fair value this liability as of each quarter end. Factors that may lead to increases or decreases in the estimated fair value of this liability include, among others, changes in the value of our common stock, changes in the volatility of our common stock, changes in the applicable term of the success payments and changes in the risk-free interest rate. As a result, our operating results and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and from year to year and may reduce the usefulness of our GAAP financial statements. As of September 30, 2017 and December 31, 2016, the estimated fair value of the liability associated with the success payments was $5.8 million and $1.3 million, respectively.

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

We currently rely on third parties at key stages in our supply chain. There are a limited number of suppliers for materials we use in our product candidates and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our nonclinical studies and clinical trials, and if approved, ultimately for commercial sale. In the case of SNA-001, we have an agreement with nanoComposix to supply the silver nanoplates used to manufacture SNA-001 for nonclinical studies and clinical trials on an exclusive basis, subject to certain exceptions in the event of certain specified supply failures. In the case of SNA-120 and SNA-125, we currently obtain our supplies of drug substance and drug product through individual purchase orders. We do not have any control over the process or timing of the acquisition or manufacture of materials by our manufacturers. We generally do not begin a nonclinical study or clinical trial unless we believe we have access to a sufficient supply of a product candidate to complete such study or trial. Prior to submitting an NDA for SNA-120, we must complete nonclinical toxicity studies. If our existing manufacturers were unable to supply sufficient drug substance or drug product, this would likely result in a delay of our NDA submission and approval of SNA-120. In addition, any significant delay in, or quality control problems with respect to, the supply of a product candidate, or the raw material components thereof, for an ongoing study or trial could considerably delay completion of our nonclinical studies or clinical trials, product testing and potential regulatory approval of our product candidates.

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

As of September 30, 2017, we had 42 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our lead product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of intellectual property, products or technologies. In December 2016, we acquired the entire issued share capital of Creabilis plc, which became our direct wholly-owned subsidiary. Pursuant to the share purchase agreement for the Creabilis acquisition, we made an upfront payment of approximately $212,000 in cash, issued 1,407,679 shares of our Series A-3 Preferred Stock to the former Creabilis shareholders and settled approximately $6.7 million of Creabilis liabilities. Upon the achievement of certain specified clinical, regulatory and approval milestones for SNA-120 and SNA-125, we are obligated to pay the former Creabilis shareholders up to an aggregate of $58.0 million, which consists of an aggregate of $25.0 million in cash and $33.0 million in shares of our common stock. In addition, upon the achievement of certain annual net sales milestone thresholds for qualifying products, including SNA-120 and SNA-125, we are required to pay the former Creabilis shareholders up to an aggregate of $80.0 million in cash as well as one-time royalties of less than 1% on net sales of qualified products that exceed these net sales thresholds in the year such threshold is achieved. Our first contingent payment of $5.0 million, subject to certain offsets, was triggered upon the commencement of our additional Phase 2b clinical trial for SNA-120 in October 2017, and is payable in shares of our common stock, based on the volume weighted average price of the stock over the 20-day trading period preceding the commencement of the trial.

Additional potential transactions that we may consider in the future include a variety of business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. The Creabilis acquisition and any future transactions could result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could affect our financial condition, liquidity and results of operations. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all. These transactions may never be successful and may require significant time and attention of management. In addition, the integration of any business that we may acquire in the future may disrupt our existing business and may be a complex, risky and costly endeavor for which we may never realize the full benefits of the acquisition.

If we do not successfully integrate Creabilis into our business operations, our business could be adversely affected.

The process of integrating an acquired business’ technology, service, intellectual property, products or product candidates into our business may result in unforeseen operating difficulties and expenditures, including diversion of resources and management’s attention from our core business. Our ability as an organization to integrate acquisitions, including Creabilis’ business, is relatively unproven. As a result of our acquisition of Creabilis in December 2016, we have undergone substantial changes in a short period of time and our business has changed and broadened in size and the scope of products we are developing. In addition, our business immediately shifted from being fully domestic to including international employees, entities, operations and facilities. Integrating the operations of a new business with that of our own is a complex, costly and time-consuming process, which requires significant management attention and resources to integrate the business practice and operations. The integration process may disrupt the businesses and, if implemented ineffectively, would preclude realization of the full benefits expected by us. Our failure to meet the challenges involved in integrating the Creabilis business in order to realize the anticipated benefits of the acquisitions could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations. Prior to the acquisition, Creabilis operated independently, with its own business, corporate culture, locations, employees and systems. There may be substantial difficulties, costs and delays involved in any integration of other businesses, including Creabilis, with that of our own. These may include:

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

In addition, patent applications in the United States and many international jurisdictions are typically not published until 18 months after the filing of certain priority documents (or, in some cases, are not published until they issue as patents) and publications in the scientific literature often lag behind actual discoveries. Thus, we cannot be certain that others have not filed patent applications or made public disclosures relating to our technology or our contemplated technology. A third party may have filed, and may in the future file, patent applications covering our products or technology similar to ours. Any such patent application may have priority over our patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, depending on whether the timing of the filing date falls under certain patent laws, we may have to participate in a priority contest (such as an interference proceeding) declared by the United States Patent and Trademark Office, to determine priority of invention in the United States. For example, in October 2015, Patent Interference No. 106,037 was declared by the Patent Trial and Appeal Board, or the PTAB, between our U.S. Patent No. 8,821,941, which is directed to treating hair follicles with plasmonic particles, and U.S. Patent Application No. 13/789,575, which lists Massachusetts General Hospital, or GHC, as assignee. Although the PTAB entered judgment against GHC in October 2016, GHC has filed an appeal with the U.S. Court of Appeals for the Federal Circuit and on November 6, 2017, the court heard oral arguments in this matter. The costs of this and other proceedings could be substantial, and it is possible that such efforts would be unsuccessful if it is determined that the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions.

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

Based on the number of shares outstanding as of September 30, 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 57.4% of our voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline. As of September 30, 2017, we had outstanding a total of approximately 20.5 million shares of common stock. Of these shares, approximately 5.0 million of the shares of our common stock sold in the IPO are freely tradable, without restriction, in the public market.

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

The holders of approximately 13.9 million shares of our common stock, or approximately 67.8% of our total outstanding common stock as of September 30, 2017 will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules and to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

We do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, our stockholders are not likely to receive any dividends on their common stock for the foreseeable future. Since we do not intend to pay dividends, our stockholders’ ability to receive a return on their investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our stockholders have purchased it.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2017, we issued and sold the following unregistered securities:

1.	We granted stock options and restricted stock awards under our 2017 Incentive Award Plan, covering an aggregate of 159,805 shares of common stock at a weighted average exercise price of $14.58.

Use of Proceeds

On July 26, 2017, the U.S. Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-219142), as amended, filed in connection with our IPO. The IPO closed on August 1, 2017 and we issued and sold 4,983,333 shares of our common stock at a price to the public of $15.00 per share, which included the exercise in full of the underwriters’ option to purchase additional shares. We received net proceeds from the IPO of approximately $66.4 million, after deducting underwriting discounts and commissions of approximately $5.2 million, and estimated offering expenses of approximately $3.0 million. The managing underwriters of the offering were J.P. Morgan Securities LLC and Cowen and Company, LLC. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

The net proceeds from the IPO have been invested in United States treasury money market funds. There has been no material change in the expected use of the net proceeds from our IPO as described in our registration statement on Form S-1.

Issuer Purchases of Equity Securities

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation, as amended.	8-K	8-1-2017	3.1
3.2	Amended and Restated Bylaws.	8-K	8-1-2017	3.2
4.1	Reference is made to exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1/A	7-17-2017	4.2
10.1(a)#	2017 Incentive Award Plan.	S-8	8-1-2017	99.2(A)
10.1(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2017 Incentive Award Plan.	S-1/A	7-17-2017	10.6(b)
10.1(c)#	Form of Restricted Stock Award Grant Notice under the 2017 Incentive Award Plan.	S-1/A	7-17-2017	10.6(c)
10.1(d)#	Form of Restricted Stock Unit Award Grant Notice under the 2017 Incentive Award Plan.	S-1/A	7-17-2017	10.6(d)
10.2#	Employment Agreement by and between Sienna Biopharmaceuticals, Inc. and Frederick C. Beddingfield III, dated as of July 26, 2017.	S-1	7-3-2017	10.7

10.3#	Employment Agreement by and between Sienna Biopharmaceuticals, Inc. and Richard Peterson, dated as of July 26, 2017.	S-1	7-3-2017	10.8
10.4#	Employment Agreement by and between Sienna Biopharmaceuticals, Inc. and Timothy K. Andrews, dated as of July 26, 2017.	S-1	7-3-2017	10.9
10.5#	Employment Agreement by and between Sienna Biopharmaceuticals, Inc. and Diane Stroehmann, dated as of July 26, 2017.	S-1	7-3-2017	10.10
10.6#	Employment Agreement by and between Sienna Biopharmaceuticals, Inc. and Todd Harris, dated as of July 26, 2017.	S-1	7-3-2017	10.11
10.7#	Employment Agreement by and between Sienna Biopharmaceuticals, Inc. and Paul Lizzul, dated as of July 26, 2017.	S-1	7-3-2017	10.12
10.8#	Non-Employee Director Compensation Program.	S-1/A	7-17-2017	10.13
10.9#	2017 Employee Stock Purchase Plan.	S-8	8-1-2017	99.3
31.1	Certification of Chief Executive Officer of Sienna Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer of Sienna Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X
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

Sienna Biopharmaceuticals, Inc.

Date: November 9, 2017	By:	/s/ Richard Peterson
Richard Peterson
Chief Financial Officer (Principal Financial Officer)