Form 10-K
period 2017-12-31
Sienna Biopharmaceuticals, Inc.
filed 2018-03-15
CIK 1656328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-38155

Sienna Biopharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-3364627
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

30699 Russell Ranch Road, Suite 140 Westlake Village, California	91362
(Address of Principal Executive Offices)	(Zip Code)

(818) 629-2256

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	The Nasdaq Global Select Market, Inc.

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 9, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 20,733,079.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the registrant’s 2017 fiscal year and are incorporated by reference in Part III.

Sienna Biopharmaceuticals, Inc.

i

Special Note Regarding Forward-Looking Statements [and Market Data]

This Annual Report on Form 10-K, including “Business” in Part I Item I and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the potential market size and size of the potential patient populations for our product candidates, if approved or cleared for commercial use;

•	our clinical and regulatory development plans for our product candidates;

•	our expectations with regard to our platform technologies and our ability to utilize these platforms to discover, develop and advance additional product candidates;

•	the timing of commencement of future nonclinical studies and clinical trials and research and development programs;

•	our ability to acquire, discover, develop and advance product candidates into, and successfully complete, clinical trials;

•	our intentions and our ability to establish collaborations and/or partnerships;

•	the timing or likelihood of regulatory filings and approvals or clearances for our product candidates;

•	our commercialization, marketing and manufacturing capabilities and expectations;

•	our intentions with respect to the commercialization of our product candidates;

•	the pricing and reimbursement of our product candidates, if approved;

•	the implementation of our business model and strategic plans for our business, product candidates and technology platforms, including additional indications for which we may pursue;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, including the projected terms of patent protection;

•	estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;

•	our future financial performance; and

•	developments and projections relating to our competitors and our industry, including competing therapies and procedures.

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. Any forward-looking statement in this Annual Report on Form 10-K reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for our product candidates, including data regarding the estimated patient population and market size for our product candidates, as well as data regarding market research, estimates and forecasts prepared by our management. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires.

PART I

ITEM 1.	Business.

Overview

We are a clinical-stage biopharmaceutical company focused on bringing innovations in biotechnology to the discovery, development and commercialization of first-in-class, targeted, topical products in medical dermatology and aesthetics. Our objective is to develop our multi-asset pipeline of topical therapies that enhance the health, appearance and quality of life of dermatology patients. We are advancing multiple product candidates derived from our Topical by Design™ platform, all of which are designed to be suitable for chronic administration in patients with inflammatory skin diseases and other dermatologic and aesthetic conditions. Our lead candidate from this platform, SNA-120, is a first-in-class inhibitor of Tropomyosin receptor kinase A, or TrkA, in Phase 2b clinical development for the treatment of pruritus, or itch, associated with psoriasis, as well as for psoriasis itself. Our second Topical by DesignTM product candidate, SNA-125, is a dual JAK3/TrkA inhibitor being developed for the treatment of atopic dermatitis, psoriasis and pruritus. Additionally, we have advanced SNA-001, a silver particle treatment derived from our Topical Photoparticle Therapy™ platform, into pivotal clinical trials for both acne vulgaris and the reduction of unwanted light-pigmented hair. We believe our management team is well-positioned to execute on our objectives, having served in clinical and commercial leadership roles at several marquee dermatology, aesthetics and biotechnology companies, including Kythera, Allergan, Medicis, and Amgen.

There is a significant opportunity to address the historical lack of innovation in topical products for dermatology patients. Recent advances in biotechnology have enabled the development of novel, biologic drugs which act on specific molecular targets and pathways, and have been utilized to address inflammatory disorders. However, despite having shown impressive efficacy, use of these drugs has been limited to patients with more severe forms of disease due to the potentially significant side effects associated with systemic administration and their relatively high cost. Accordingly, the 80-90% of dermatology patients who present with mild-to-moderate disease severity or more localized disease have not benefitted from these advances. Today, such patients typically resort to non-specific, topical therapies such as corticosteroids and emollients, which are either marginally effective or unsuitable for chronic administration due to their side effects. We are focused on filling this innovation gap in dermatology by developing targeted topical products suitable for chronic administration to serve the vast majority of patients suffering from these inflammatory skin diseases and other dermatologic and aesthetic conditions.

Through our proprietary Topical by DesignTM platform we develop targeted, topical treatments for inflammatory skin diseases and other conditions by creating new chemical entities, or NCEs, based on small molecules with well understood mechanisms of action. Using this technology, we site-selectively direct the conjugation of small polyethylene glycol, or PEG, polymers to selected pharmacologically active compounds. This modification alters the pharmacological activity of the active compound to refine its target selectivity while also changing its physicochemical profile. The resulting NCEs are designed to permeate the skin or other targeted surfaces, such as the eye, the gastrointestinal tract or the respiratory tract, for highly localized delivery of the drug against the selected targets or pathway, while minimizing systemic exposure. By utilizing this targeted, topical approach, we create topical therapies that are specifically designed to be highly effective and suitable for chronic administration. Our lead product candidates from our Topical by DesignTM platform are:

•	SNA-120 (pegcantratinib), a first-in-class topical TrkA inhibitor for the treatment of pruritus associated with psoriasis, and which may also be effective for the treatment of psoriasis itself. A Phase 2b trial was completed for SNA-120 that demonstrated statistically significant improvements in pruritus associated with psoriasis, positive trends in the improvement of psoriasis severity, and a favorable safety and tolerability profile. We initiated a second Phase 2b clinical trial in October 2017 in order to expand our understanding of SNA-120 in pruritus and the underlying psoriasis and provide additional endpoint evaluation and validation, with data expected in the first quarter of 2019.

•	SNA-125, a topical Janus kinase 3 (JAK3)/TrkA inhibitor with the potential to treat various inflammatory conditions, including atopic dermatitis, psoriasis and pruritus. Nonclinical studies have demonstrated anti-inflammatory activity in an animal model, and a favorable safety profile. We believe that by inhibiting both JAK3 and TrkA, SNA-125 has the potential to be a differentiated, best-in-class topical therapy. We initiated first-in-human, Phase 1/2 proof-of-concept clinical trials in February 2018 for psoriasis and in March 2018 for atopic dermatitis, with data expected in the third and fourth quarters of 2018, respectively.

Our second technology platform, Topical Photoparticle TherapyTM, utilizes silver particles applied to the skin to direct the light from commercially available lasers to the sebaceous gland and hair follicle to cause selective photothermolysis, a method of using light energy to produce heat in a specific tissue and facilitate local tissue injury. SNA-001, our lead product candidate from this platform, is a topical suspension of silver particles under development for the treatment of acne and for the reduction of light-pigmented hair, including white, gray, blonde, light brown and light red hair. In the case of acne, SNA-001 targets one of the key structures implicated in the pathogenesis of acne, the sebaceous gland. In the case of unwanted light or mixed pigmented hair, which cannot be removed with lasers alone, SNA-001 targets the hair follicle. Our studies have shown significant reductions in acne lesions and in light-pigmented hair following a small number of procedures with SNA-001. We are currently conducting three pivotal trials for the treatment of acne and anticipate reporting initial topline data from these studies in the second half of 2018. Concurrently, we are conducting three pivotal trials for SNA-001 for the reduction of light-pigmented hair, with initial topline data expected in the second half of 2018. Assuming data from these trials are positive, we expect to file the first 510(k) premarket notifications in the second half of 2019 for both indications.

Prescription medical dermatology products represented an approximately $19 billion global market in 2016, which is projected to grow to over $25 billion by 2020. Prescription drugs indicated for the treatment of psoriasis, atopic dermatitis and acne accounted for approximately 50% of this market, and we believe that the treatment of pruritus, which affects the vast majority of psoriasis and atopic dermatitis patients and a large percentage of patients with other chronic conditions, presents a substantial additional market opportunity. Demand for treatments of dermatologic conditions is driven, in part, by the highly visible nature of skin disease and distressing symptoms the patient experiences, such as itch, burning, or pain, all of which negatively impact quality of life. As new products are developed to address these unmet needs, we believe patients, physicians and payors will prefer the use of effective topical treatments that are suitable for chronic use in the broader patient population. We design and develop our targeted topical products with these criteria in mind, and believe they will play an important role in the treatment of various underserved skin conditions in the future.

The market for non-surgical, aesthetic dermatologic procedures was estimated at $6.8 billion in the United States in 2016, and is characterized by the significant willingness of patients to pay out of pocket for aesthetic improvements. In addition to addressing acne in the medical dermatology market, our Topical Photoparticle TherapyTM platform targets an aesthetic market opportunity in the reduction of unwanted light-pigmented hair, and we believe our Topical Photoparticle TherapyTM product candidate SNA-001, if cleared, will play an important role in the market for non-surgical, aesthetic dermatologic procedures.

In comparison to many other segments of the biopharmaceutical industry, we believe that product development and commercialization in medical dermatology and aesthetics can be relatively efficient in terms of time and cost. In many cases, clinical studies to evaluate efficacy and safety are conducted using well established endpoints and regulatory pathways that allow for comparatively modest sample sizes and shorter durations of therapy. Additionally, the prescribing base of dermatologists in the United States is relatively concentrated compared to other medical specialties. We believe a targeted, specialty sales and marketing organization focused on dermatologists and aesthetic physicians will allow us to directly address these physicians and capture market share for our product candidates in North America. To realize the full commercial potential of our product candidates in other geographic markets and sales channels, we will evaluate alternate commercialization strategies, including licensing and co-commercialization agreements with third parties. We believe that these industry dynamics provide an attractive backdrop to establish ourselves as a leader in medical dermatology and aesthetic product development and commercialization.

We have assembled a management team with extensive experience in product development and commercialization at several leading dermatology, aesthetics and biotechnology companies, including Kythera, Allergan, Medicis, and Amgen. In these roles, members of our senior management team were integrally involved in securing regulatory approval from the U.S. Food and Drug Administration, or FDA, for multiple new dermatology and aesthetic products, and establishing several leading global brands, including Botox, Juvederm, Kybella, Latisse, Dysport, Restylane, and Solodyn. We believe this collective experience and achievement provides us with significant and differentiated insight into scientific, regulatory and commercial aspects of drug development that can influence our overall success, as well as a broad network of relationships with leaders within the industry and medical community.

Our Strategy

Our strategy is to develop and commercialize innovative and differentiated medical dermatology and aesthetic treatment solutions that we believe can be successful in the marketplace. The key components of our strategy are to:

•	Leverage our proprietary technology platforms to design and develop targeted, topical therapies. There is an untapped opportunity to bring innovative topical therapies to the 80-90% of dermatology patients with mild-to-moderate inflammatory disease severity, for whom systemic therapies are inappropriate and existing topical therapies are marginally effective or unsuitable for chronic administration. We believe that our two proprietary technology platforms, Topical by DesignTM and Topical Photoparticle TherapyTM, are positioned to yield multiple topical products for this large underserved population, as well as potentially in other therapeutic areas where topical approaches may provide clinical benefit. We have validated our platforms by advancing lead product candidates from both platforms beyond clinical proof-of-concept. Importantly, by applying our technology platforms to well understood biological targets and pathways, we may be able to reduce the risks associated with the development of novel, targeted topical therapies.

•	Rapidly advance our existing product candidates through clinical development. Our first Topical by DesignTM product candidate, SNA-120, has shown statistically significant and clinically meaningful reductions in the pruritus associated with psoriasis in a Phase 2b trial. We initiated a second Phase 2b trial in October 2017. We initiated two clinical trials for our next product candidate from the Topical by DesignTM platform, SNA-125, in February 2018 for psoriasis and in March 2018 for atopic dermatitis, and expect to report proof-of-concept data in the third and fourth quarters of 2018, respectively. We believe these highly differentiated topical therapies have the potential to address multi-billion dollar market opportunities across atopic dermatitis, psoriasis, and pruritus. Our Topical Photoparticle TherapyTM product candidate, SNA-001, is currently in pivotal trials for both acne vulgaris and the reduction of unwanted light-pigmented hair. We intend to complete these trials efficiently and advance SNA-001 to our first regulatory filing in the United States and international markets in the second half of 2019.

•

Continue building a diversified multi-asset pipeline of novel topical therapies. Our objective is to build a well-balanced, multi-asset portfolio targeting the medical dermatology and aesthetics markets, with a strong focus on topical products and large patient populations with unmet needs. To achieve this, we will selectively pursue development of our current product candidates SNA-120, SNA-125 and SNA-001 in additional indications where they could have meaningful impact while, over time, selecting additional clinical development candidates from our preclinical pipeline of NCEs based on our Topical by DesignTM technology. We also plan to invest in our internal research efforts to bring forth new product candidates for medical dermatology and aesthetics, as well as in other therapeutic areas for which localized, topical drug delivery could deliver clinical benefit. Our internal research efforts are led by the scientific team that originally developed the Topical by DesignTM technology platform. In addition to our internal discovery efforts, we may choose to selectively in-license or acquire complementary, external product candidates by leveraging the insights, network and experience of our management team.

•	Maximize the global commercial potential of our product candidates. We retain worldwide commercial rights to all of our product candidates. If approved, we intend to commercialize our product candidates independently by establishing specialized field medical, sales and marketing organization focused on dermatologists and aesthetic physicians in North America. In certain sales channels and geographies, we will evaluate alternate strategies to maximize the potential value of our assets, such as licensing and co-commercialization agreements with third parties.

•	Leverage the extensive experience of our management team in developing and commercializing multiple leading global dermatology brands. We have assembled a management team with extensive experience in product development and commercialization at several leading dermatology and aesthetics companies, including Kythera, Allergan, Medicis, and Amgen. Our Chief Executive Officer and Chief Medical Officer are practicing dermatologists whose close proximity to patients provides them with deep insight into the needs of patients as well as the changing treatment landscape. We have long-standing experience in the dermatology community and strong relationships with opinion leaders, regulatory agencies, advocacy groups and medical practitioners. In addition, our team has established credibility from a track record of success working with regulators to attain approval of multiple products, many of which were first-in-class and required the development and validation of new endpoints and agreement on the development pathways. These experiences enable us to better understand unmet medical needs, design and execute efficient clinical trial programs, craft effective regulatory strategies and identify new development opportunities. Recent consolidation in the medical dermatology and aesthetics industry has created an opportunity for us to work closely with physicians to identify unmet needs and deliver innovative products to patients.

Overview of the Dermatology Market

Dermatology is a medical specialty encompassing a broad range of conditions, diseases, and aesthetic concerns associated with the skin, hair, nails and mucous membranes. The specialty is generally segmented into two categories: medical dermatology, which refers to the treatment of conditions and diseases including psoriasis, atopic dermatitis, pruritus, acne and rosacea, and aesthetics, which focuses on improving the patient’s appearance, most frequently the signs of aging or undesirable cosmetic features, such as unwanted wrinkles, fat or excessive body hair.

Dermatologic conditions can have significant effects on patients’ quality of life, due to the highly visible nature of skin disease and distressing symptoms felt by the patient, such as itching, burning, or pain. For example, itch from psoriasis has been shown to have a strong negative correlation with a patient’s quality of life on par with other severe chronic conditions. Acne vulgaris frequently results in significant emotional distress and other psychological issues from the social stigma associated with disease, and severe acne can cause permanent scarring, anxiety, and depression.

Due to the severe impact on patients’ lives, the medical dermatology market is large, with approximately $19 billion in global sales in 2016. Given high unmet need in indications for which there are currently no approved or adequate topical therapies, such as pruritus, psoriasis and atopic dermatitis, we expect the demand for innovative topical products to continue to expand. Similarly, the market for non-surgical, aesthetic procedures is large, estimated at approximately $6.8 billion in the United States in 2016, driven by consumers’ strong desire to reduce visible signs of aging and cosmetic concerns. The physician practice of dermatology has evolved to encompass both medical dermatology and aesthetics as a means to satisfy patient needs and improve practice revenue as trends in consumer demand and the health of the economy fluctuate. The increasing appetite of consumers for cosmetic improvements to their appearance has fueled a cash pay market in aesthetic dermatology that has favorable economic implications for treating physicians. Reflecting this convergence of medical and aesthetic dermatology, most dermatologists practice in both medical dermatology and aesthetics. For example, in a survey of 103 dermatologists that we conducted, 89% indicated that their practices are “Medical and Aesthetic Dermatology.” Dermatology procedures and other treatments have aligned with current practice and enable dermatologists to address medical as well as aesthetic concerns, with some procedures serving as an adjunct or alternative therapy. Procedural treatments are an integral part of the well-established approach to treating dermatological conditions with multiple therapeutic options, whereby many patients use multiple drugs and procedural treatments in parallel or in sequence, due to the limited availability of effective, targeted therapeutics suitable for long-term use.

The vast majority of dermatology patients are treated with topical products. The most frequently prescribed topical products are corticosteroids, which accounted for approximately 40 million prescriptions in the United States in 2015 according to IMS Health. Despite their efficacy, topical corticosteroids are often used for only short-term relief of chronic conditions such as atopic dermatitis and psoriasis, because side effects limit their long-term use. As a result, we believe there is a significant unmet need for non-steroidal topical therapies suitable for long-term use. This is evidenced by the topical calcineurin inhibitors Elidel and Protopic rapidly displacing topical steroids for atopic dermatitis, until boxed warnings for side effects significantly limited their use. Additionally, Eucrisa, a topical PDE4 inhibitor that was recently approved for atopic dermatitis, is projected to have multi-billion dollar peak sales potential globally, primarily driven by its safety profile.

Our Technology Platforms and Product Candidates

We have two proprietary technology platforms focused on topical dermatology products: our Topical by DesignTM platform and our Topical Photoparticle TherapyTM platform. We are utilizing these technology platforms to build a pipeline of product candidates that we believe will address significant unmet needs in medical dermatology and aesthetics, as summarized in Figure 1 below:

Figure 1. Our Pipeline

1.	Regulated as a drug pursuant to a new drug application (NDA) regulatory pathway.
2.	Regulated as a Class II medical device under 510(k) marketing clearance pathway.

Topical by DesignTM Platform

Our proprietary Topical by DesignTM platform is designed to enable the topical application of potent active pharmaceuticals against known biologic targets while minimizing exposure to the systemic circulation. Applying this technology, we have created a pipeline of drug candidates with unique pharmacological profiles that are designed to be suitable for chronic administration. The principal innovation of the Topical by DesignTM technology is the linkage of a short polymer to a pharmacologically active compound, typically a small molecule, through a bridging unit, resulting in an NCE, as illustrated in Figure 2 below.

Figure 2. Creation of New Chemical Entities with the Topical by DesignTM Platform

The active compound is selected based on the target or pathway of interest. For example, one of our lead product candidates, SNA-125, targets JAK3 which is a validated target in atopic dermatitis and psoriasis. In a single chemical transformation, a short polymer is covalently linked to the small molecule through a bridging unit. Both the polymer, a short PEG tail, and the bridging unit, define the pharmacology of the active compound and refine its target selectivity. Furthermore, the polymer changes the physicochemical characteristics of the new molecule. The Topical by DesignTM technology creates new molecules; it is not a drug-delivery system, nor does it create prodrugs. The drug candidates derived from the Topical by DesignTM technology are necessarily amphiphilic, soluble in both aqueous and lipid environments. This enables sufficient permeation into the skin, where the drug effect is desired, and achievement of high local drug concentrations with low systemic absorption. To the extent there is any systemic absorption, in our nonclinical studies, the drug candidates have demonstrated pharmacokinetics consistent with rapid clearance by the kidneys in minutes. We have not detected systemic exposure of SNA-120, another lead product candidate, at the limit of detection in our clinical studies to date.

Clinically, the advantageous physicochemical properties resulting in high resident drug concentration in the skin and low systemic exposure may allow for concentrated, local treatment of cutaneous inflammation and other dermatoses by efficiently addressing validated targets while maintaining a favorable safety profile. Further, these drug candidates, if successfully developed and approved, may be eligible for regulatory exclusivity as NCEs. Our primary focus is the development of drug candidates for dermatological conditions. However, we believe that our Topical by DesignTM technology may also address other therapeutic needs in inflammation and immunology where localized drug delivery that avoids systemic exposure is desirable, such as ophthalmological, gastrointestinal or pulmonary conditions. To the extent we believe applications beyond dermatology are viable, we may explore alternatives to monetize the potential for our Topical by DesignTM platform.

Our lead product candidates developed through the Topical by DesignTM technology platform are SNA-120 and SNA-125.

SNA-120

SNA-120 is designed to selectively inhibit TrkA, the high affinity receptor for nerve growth factor, or NGF, a known mediator of pruritus, or itch, and neurogenic inflammation associated with psoriasis. TrkA and NGF are recognized targets in psoriasis and are overexpressed in plaques. We believe that SNA-120 has the potential to treat pruritus associated with psoriasis, as well as improve the underlying psoriasis, while being suitable for chronic administration. SNA-120 has demonstrated statistically significant and clinically meaningful reductions in the pruritus associated with psoriasis, as well as favorable tolerability in psoriasis patients in a Phase 2b clinical trial. We initiated a second Phase 2b clinical trial in October 2017 in order to expand our understanding of SNA-120 in the treatment of pruritus and the underlying psoriasis and to provide additional endpoint evaluation and validation, with data expected in the first quarter of 2019.

Pruritus

Pruritus is a common and persistent symptom of many inflammatory skin diseases and is often described as one of the most distressing symptoms. The medical community’s awareness of the clinical significance of pruritus has grown in recent years as endpoints measuring the intensity of pruritus have demonstrated a strong impact on patients’ quality of life. Pruritus manifests itself in different ways in different diseases and may be driven by different mechanisms of action. As such, the FDA recommends that pruritus treatments be studied in the context of the specific disease for which they will be used, which in the case of SNA-120 is pruritus associated with psoriasis.

Psoriasis and Associated Pruritus Market

Psoriasis vulgaris is a chronic inflammatory skin disease that affects approximately 2-3% of the global population. Psoriasis is characterized by thickened plaques of inflamed, itchy, red skin covered with thick, silvery scales typically found at the elbows, knees, trunk and scalp. Patients are generally categorized as mild, moderate or severe, with approximately 80-90% of patients having mild or moderate forms of the disease according to GlobalData. The disease ranges from a single, small, localized lesion in some patients to a severe generalized eruption with complete body coverage. It is a chronic, complex, multifactorial immune-mediated disease that requires long-term treatment. According to Kalorama Information, sales of drugs for the treatment of psoriasis globally were $4.8 billion in 2016 and expected to grow to $8.1 billion by 2020. Drug spend is driven largely by the recent introductions of new systemic biologic therapies, which can be highly effective in reducing the appearance of plaques, but are only prescribed for the roughly 10-20% of the psoriasis population with more severe disease. The majority of patients use at least one topical therapy and pricing for these topicals is approximately $500-800 per 60g tube, which generally represents a one-month supply of a single therapy for mild disease.

Pruritus is one of the most common chronic symptoms in psoriasis. In fact, the word “psoriasis” originates from the Greek word psora, which means “to itch.” Chronic itch poses specific problems and is a particularly relevant clinical and patient concern as resultant scratch can lead to the appearance of new plaques or the exacerbation of existing psoriatic plaques, a well described process known as the Koebner phenomenon. A

National Psoriasis Foundation study of 17,488 patients found that pruritus was experienced by 79% of patients, making it the second most commonly reported symptom, after scaling (94%). In a clinical study we conducted of 160 psoriatic patients, 97.4% of patients had pruritus and 68.7% had at least moderate pruritus at baseline.

Previously there has been a lack of awareness of the substantial effect of pruritus on psoriatic patients’ quality of life, with dermatologists primarily focusing on improving the visible appearance of psoriasis. Because the itch of psoriasis has a burning quality to it, it may at times have been categorized as pain rather than itch, resulting in itch being under-appreciated. Increased attention in the literature has revealed pruritus to be as important to patients as the visible appearance. At a recent FDA public meeting to discuss patient-focused drug development for psoriasis, patients rated the symptom of “itching” as having the most significant impact on their daily lives, equal in importance to “flaking and scaling.” Psoriatic patients with pruritus have a significant decrease in Health Related Quality of Life, or HRQoL, compared to those without pruritus, with a significant correlation between Dermatology Life Quality Index scoring and pruritus intensity. In patients with moderate-to-severe psoriasis, improvement in pruritus has been reported to correlate with improvement in quality of life scores.

Limitations of Current Therapies

The typical psoriasis patient has moderately pruritic plaques covering less than 10% body surface area and is prescribed topical medication. The most common topicals are corticosteroids, Vitamin D derivatives, such as Dovonex, Vitamin A derivatives, such as Tazorac, and crude coal tar preparations. None of these topical therapies adequately treat the important and often neglected symptom of pruritus associated with psoriasis. There are no specific, chronic topical anti-pruritic therapies to treat the pruritus associated with psoriasis vulgaris that have been approved. Our research indicates that patients often seek relief from pruritus by using an array of topical products available over the counter, or OTC, and without prescription. However, OTC medications like antihistamines offer little relief for the itch associated with psoriasis.

Corticosteroids, as monotherapy or in combination with Vitamin D derivatives, are the most effective topicals for treating plaques and may modestly impact pruritus in some patients, but are limited to short-term use because of association with localized atrophy or thinning of the skin and the potential to systemically suppress the body’s ability to make normal amounts of endogenous corticosteroids. Non-steroidal topicals, such as Vitamin D derivatives, have moderate efficacy and can cause skin irritation with some patients reporting burning sensations associated with their use, potentially exacerbating pruritic symptoms.

Ultraviolet, or UV, light therapy is recommended for those patients who are not well managed with topical therapy and/or have more widespread and diffuse psoriatic plaque involvement. These treatments can be effective but require multiple visits to the doctor’s office each week and have been shown to increase patients’ risk of developing skin cancer. For patients with more severe psoriatic plaque involvement, those who do not respond to UV therapy or seeking more rapid onset of relief, systemic drugs may be prescribed. The most common oral treatments are the immunosuppressive drug methotrexate, cyclosporine, and the Vitamin A derivative acitretin. These treatments are associated with systemic side effects including liver toxicity, hypertension, renal impairment, and, in the case of acitretin, the risk of birth defects, and therefore require routine monitoring. More recently, the Phosphodiesterase-4, or PDE, inhibitor apremilast has been approved as a systemic therapy for moderate-to-severe psoriasis with good efficacy, however side effects including neutropenia and depression have been reported. Moreover, despite improvement in visible plaques, based on patient reports, these treatments may not be adequately effective in treating the pruritus associated with psoriasis. This is particularly relevant given that studies have found no correlation between visible psoriasis plaque severity and pruritus disease severity in patients.

For patients that have moderate psoriasis and do not respond to oral treatments or UV therapy, or for patients that have severe psoriasis, physicians prescribe injectable biologic treatments. A number of injectable or intravenous biologic drugs have been approved over the years, including Enbrel, Humira, Remicade, Stelara,

Cosentyx and Taltz. Many of these drugs are monoclonal antibodies, a type of complex protein molecule. Some of these drugs act by inhibiting TNF-alpha, IL-17 or IL-12/IL-23. While these injectable biologic drugs can have exceptional efficacy in reducing the appearance of plaques, they may have potentially life-threatening side effects resulting from infection or cancer, especially when used as a chronic treatment. Furthermore, these drugs are very expensive, costing tens of thousands of dollars annually, and as such are reserved for the severe patient populations or those patients with extensive body surface area coverage that do not respond to other treatments. Despite significant reductions in the visible plaques of patients on injectable biologic drugs, some patients still have persistent pruritus. Figure 3 below illustrates the current paradigm for the treatment of psoriasis.

Figure 3. Current Psoriasis Treatment Paradigm

Our Solution: SNA-120

SNA-120 is our topical product candidate for the treatment of pruritus and psoriasis. We are studying SNA-120 in mild-to-moderate psoriasis patients with associated pruritus. In addition, we believe SNA-120 has the potential to treat residual pruritus in patients with moderate-to-severe psoriasis who utilize a combination of topical and systemic treatments. SNA-120 is designed to address pruritus associated with psoriasis as well as the underlying psoriasis and biology of the disease, and, if approved, would likely be the first prescription topical treatment indicated for pruritus associated with psoriasis.

The target of SNA-120 is TrkA, the high affinity receptor for NGF. Binding of NGF to TrkA induces TrkA autophosphorylation and leads to the activation of transient receptor potential cation channel subfamily V member 1 (TRPV1) through phosphatidylinositol-4,5-bisphosphate 3-kinase (PI3K) and protein kinase C (PKC). TRPV1 activation results in the transmission of pain, burning and itch sensation to the central nervous system by peripheral sensory nerves. Both NGF and TrkA are upregulated in the epidermis, the outer layer of the skin, of psoriasis patients. In psoriatic lesions specifically, NGF is overexpressed by keratinocytes and causes sustained activation of the TrkA-TRPV1 axis, contributing to neurogenic inflammation, nerve sensitization, neurite outgrowth and the clinical manifestation of burning/itching sensation in the skin. In pruritic patients, psoriatic skin is more heavily innervated in the superficial dermis and epidermis with cutaneous nerves expressing elevated levels of NGF and TrkA.

SNA-120 inhibits the intracellular kinase domain of TrkA, blocking downstream over-activation of TRPV1 and reducing the signaling of itch sensation by peripheral nerves. Persistent inhibition of TrkA also decreases upregulation and potentiation of TRPV1 activity, an important component of neurogenic inflammation in psoriasis. We believe that SNA-120 also has the potential to address the underlying pathophysiology of psoriatic lesion development in addition to its effect on itch. Figure 4 below illustrates the pathophysiology of psoriatic itch and the mechanism of action of SNA-120.

Figure 4. Pathophysiology of Psoriatic Itch and the Mechanism of Action of SNA-120

SNA-120 Clinical Development

SNA-120 is being developed for the treatment of pruritus associated with mild-to-moderate psoriasis and we believe it also has the potential to concurrently improve the psoriatic plaques, including associated scaling, erythema, and induration. We initiated a second Phase 2b clinical trial in October 2017 in order to expand our understanding of SNA-120 in the treatment of pruritus and the underlying psoriasis and provide additional endpoint evaluation and validation, with data expected in the first quarter of 2019. An investigational new drug application, or IND, for SNA-120 was submitted to the FDA in July 2010 for evaluation in the treatment of mild-to-moderate psoriasis by Creabilis, which remains the IND sponsor. To date, seven sponsor-initiated clinical trials and one investigator-initiated trial have been completed, four in Phase 1 and four in Phase 2. SNA-120 has been administered to 36 healthy volunteers and 336 patients, for up to 12 weeks. In these trials, SNA-120 was observed to be well tolerated, with a favorable safety profile and no demonstrable systemic exposure at the specified detection limit used in the trial. Additionally, SNA-120 showed statistically significant improvements in pruritus associated with psoriasis and had a positive impact on psoriasis disease severity among pruritic subjects.

The key attributes of SNA-120 observed in our development program to date are:

•	Effective relief of chronic pruritus associated with psoriasis, as supported by clinically meaningful and statistically significant Phase 2b results;

•	Favorable safety profile and low systemic exposure, potentially enabling chronic use across a wide range of patients; and

•	Positive impact on psoriasis disease severity among pruritic subjects.

Clinical Development Plan

In our interactions with the FDA, the FDA has recognized pruritus due to psoriasis as a distinct indication. Based on these interactions, and prior to commencing our Phase 3 trials, we plan to conduct additional nonclinical chronic toxicity studies, additional manufacturing work and scale development and validation for endpoints in pivotal Phase 3 trials.

We initiated a second Phase 2b clinical trial in October 2017 in order to further inform the patient population, clinical endpoints, duration of treatment and dose for our anticipated Phase 3 trials. In this new Phase 2b trial we are evaluating SNA-120 efficacy, safety and tolerability in a refined target population, focusing on patients with at least moderate itch associated with mild-to-moderate psoriasis, exploring two doses across multiple endpoints for 12 weeks, validating the use of the 11-point itch Numeric Rating Scale, or I-NRS, for measuring pruritus severity, defining a clinically meaningful improvement in pruritus in the study population, and capturing more extensive patient and clinician reported data on the impact of pruritus and psoriasis on patient HRQoL. We expect to report topline data from this trial in the first quarter of 2019.

To gain approval of SNA-120, we must submit nonclinical, clinical and chemistry data that adequately demonstrate the safety, purity, potency, efficacy and compliant manufacturing of the product in a new drug application, or NDA, or other applicable regulatory filing. Nonclinical studies for SNA-120 required for NDA submission include safety pharmacology, pharmacokinetics/bioavailability and single/repeat-dose toxicity studies, including chronic studies of up to nine months duration, a two-year dermal carcinogenicity study, genotoxicity, local tolerance and relevant reproductive toxicity testing.

We must also submit two adequate and well-controlled Phase 3 clinical trials, of similar design, with statistically significant results to demonstrate the safety and efficacy of the drug. As with all topical drug products, satisfactory data on dermal safety and maximal use conditions with SNA-120 must be provided. SNA-120 is an NCE; thus, data from a cardiovascular safety study to measure the effect of the drug on the QT interval, or evidence supporting a waiver for this study, must be provided. SNA-120 is intended for long-term intermittent use; therefore, data from a long-term safety study must be submitted.

Prior to approval, the FDA will inspect the manufacturing facilities at which the product is produced to assess compliance with current good manufacturing practice, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity.

Regulatory feedback obtained from two European medicines regulatory agencies, the Medicines and Healthcare products Regulatory Agency (MHRA), in the United Kingdom and the Medicines Evaluation Board (MEB), in the Netherlands, indicated that the pivotal Phase 3 trials could leverage the placebo-controlled design used in the completed Phase 2b trial, rather than using approved products as the comparator, given that there are currently no approved topical therapies for pruritus. Additional meetings with European medicines regulatory agencies are expected and will provide further guidance.

Ongoing Phase 2b Trial

Concurrent with the toxicology studies required to initiate Phase 3 pivotal trials, we initiated a multicenter, randomized, double-blind, placebo-controlled, Phase 2b trial to evaluate the efficacy, safety and tolerability of SNA-120 in subjects with moderate pruritus associated with mild-to-moderate psoriasis vulgaris. The primary objectives of this study are to characterize the efficacy of SNA-120 at two doses, 0.05% and 0.5% w/w where w/w denotes the mass fraction, as compared to placebo when administered topically twice daily (BID) for the treatment of pruritus associated with psoriasis, as well as the underlying psoriasis itself. Pruritus severity will be assessed using the 11-point I-NRS where 10 corresponds to “worst itch imaginable” and 0 corresponds to “no itch.” Additionally, the patient administered 100 mm itch visual analog scale, or VAS, a continuous scale with 100 mm corresponding to the “worst possible itch” and 0 mm corresponding to “no itch” will be assessed for concordance with the I-NRS. Psoriasis disease severity will be measured using both the 5-point Investigator’s Global Assessment, or IGA, from 0 (none) to 4 (severe), as well as the Psoriasis Area and Severity Index, or PASI, which is a weighted sum of symptom scores for erythema, scaling and plaque thickness over different parts of the body. Scores for the PASI range from 0 (no disease) to 72 (maximal disease).

Further, this study is expected to:

•	Establish the threshold for a clinically meaningful change on the I-NRS, in a pre-defined pruritic population with NRS ≥ 5, in anticipation of the scale being utilized as the primary endpoint measurement in our pivotal Phase 3 trials;

•	Determine sample size required to power the Phase 3 trials; and

•	Validate new patient-reported outcome, or PRO, measures that specifically assess:

•	Impacts of psoriasis on self-perceptions (including self-perceived bother, embarrassment, self-consciousness, and attractiveness);

•	Impact of itch on sleep;

•	Psoriasis signs and symptoms, such as bleeding, burning, flaking and pain; and

•	Impact of pruritus and psoriasis on patient HRQoL.

Following completion of this trial, we intend to hold an End-of-Phase 2, or EOP2, meeting with the FDA ahead of initiating our Phase 3 clinical program to further refine our clinical and nonclinical development plans for SNA-120. Following the EOP2 meeting, we plan to seek a special protocol assessment, or SPA, for our Phase 3 protocols.

Completed Phase 2b Trial

SNA-120 was evaluated in a multicenter, randomized, double-blind, placebo-controlled Phase 2b clinical trial in 160 subjects that were 18 years of age and older with stable, mild-to-moderate psoriasis affecting up to 10% body surface area. The primary efficacy objective of this study was to characterize the efficacy of SNA-120 at three doses (0.05% w/w, 0.1% w/w and 0.5% w/w) as compared to placebo when administered topically twice daily (BID) for eight weeks for the treatment of psoriasis. There were three pre-specified efficacy measures:

•	Overall management of psoriasis as measured by IGA (primary endpoint);

•	Improvement of psoriasis severity as measured by mPASI (secondary endpoint); and

•	Improvement in the psoriatic pruritus subpopulation as measured by VAS (secondary endpoint)

No significant improvements in disease response rates were observed for SNA-120 as measured by IGA. However, after eight weeks, SNA-120 treatment groups achieved a mean reduction in disease severity as measured by mPASI between 37.1% and 42.8%, with one dose (0.05% w/w) reaching statistical significance (p=0.0180) as compared to vehicle control.

The pre-specified pruritus secondary endpoint, specifically, the change from baseline in pruritus VAS score in subjects with at least moderate psoriasis-related pruritus at baseline, was included in the Phase 2b trial due to the understood role of the NGF-TrkA-TRPV1 axis in signaling itch through sensory nerves. Additionally, we believed that inclusion of this endpoint was important based on increasing evidence that the incidence and severity of chronic pruritus was substantially under-reported in psoriasis.

In the 108-subject subset, or 70.6 % of the full study population, reporting at least moderate pruritus (VAS ≥40 mm) at baseline, a reduction in pruritus VAS was observed for all SNA-120 treatment groups, with statistical significance compared to vehicle control reached for the 0.05% (p=0.0067) and 0.5% (p=0.0124) dose groups at week 8 (secondary endpoint). The mean changes in baseline VAS for the 0.05%, 0.1%, and 0.5% doses at week 8 were -37.1mm, -31.5 mm, and -36.4 mm, respectively, compared with vehicle at -16.1 mm. Figure 5 below sets forth the mean reductions from baseline VAS in all SNA-120 treatment groups in the completed Phase 2b trial.

For purposes of the presentation of the statistical results, a p-value is a measure of statistical significance of the observed results, or the probability that the observed results was achieved purely by chance. By convention, a p-value of 0.05 or lower is commonly considered statistically significant (e.g., a p-value of <0.05 means that there is a 5% chance that the observed result was purely due to chance). The FDA utilizes the reported statistical measures when evaluating the results of a clinical trial, including statistical significance as measured by p-value as an evidentiary standard of efficacy, to evaluate the reported evidence of a drug product’s safety and efficacy.

Figure 5. Impact of SNA-120 on Pruritus VAS Compared to Vehicle in Subgroup with Baseline Pruritus VAS ≥40 mm (N=108)

The Phase 2b trial also resulted in the following findings:

•	SNA-120 treated subjects with at least moderate baseline pruritus experienced 43-59% reduction in itch severity from baseline to week eight;

•	62-69% of SNA-120 treated subjects in the pruritic population had mild or no pruritus by end of treatment as measured by VAS compared with 41% of subjects treated with vehicle; and

•	46-62% of SNA-120 treated subjects had at least a 50% reduction in VAS from baseline at week eight compared to 32% of subjects on vehicle.

Post-Hoc Analysis of Psoriasis Disease Severity in Phase 2b Trial

We also conducted a post-hoc analysis of psoriasis disease severity among subjects reporting at least moderate pruritus (VAS ≥40 mm) at baseline. This analysis revealed that at week 8, all SNA-120 treatment groups experienced greater mean reductions in total mPASI scores than the vehicle group. Statistical significance was reached for the 0.05% (p<0.001) and 0.5% (p<0.02) dose groups. Subjects treated with SNA-120 experienced about a 40% reduction in baseline disease severity, as measured by mPASI, compared to a 17% reduction for vehicle treated subjects. In conjunction with the effect on pruritus in this population, we believe these data suggest that SNA-120 improves both pruritus and the underlying psoriasis. Improvement in psoriasis may reflect the anti-proliferative effects of TrkA inhibition by SNA-120 on keratinocyte proliferation. It also may be a consequence of inhibiting pruritus, by blocking of NGF-TrkA-TRPV1 signaling in sensory neurons, and breaking the “itch-scratch” cycle. Figure 6 below sets forth the mean reductions from baseline mPASI total score in all SNA-120 treatment groups in the completed Phase 2b trial.

Figure 6. Impact of SNA-120 on mPASI Total Score Compared to Vehicle in Subgroup with Baseline Pruritus VAS ≥40 mm (N=108)

To explore a potential dose range, the doses selected for the Phase 2b trial of 0.5% and 0.05% w/w were above and below the dose studied in a previously completed Phase 2a trial (0.1% w/w). The Phase 2b trial was not powered to detect differences in doses and the results demonstrated no significant difference or obvious trends in efficacy between the three doses in assessments of either psoriasis disease severity or pruritus severity.

This finding of no dose response may indicate that our selected dose range is approaching the top of the dose-response curve. Nonclinical work undertaken in parallel with the trial provided some rationale for this conclusion. At the lowest concentration of 0.05%, SNA-120 reached levels in the skin that elicited greater than 90% inhibition of the target kinase.

In our Phase 2b trial, SNA-120 exhibited a favorable safety profile. Specifically, we observed the following:

•	Low incidence of adverse events, or AEs, which were characterized as mostly mild or moderate;

•	No SNA-120 was detected in blood samples down to a detection limit of 2.5ng/ml; and

•	No drug-related application site AEs were observed.

In the safety population of 160 subjects, 73 experienced treatment emergent AEs, or TEAEs. TEAEs occurred in 33-55% of subjects in the SNA-120 group and 53% of subjects in the vehicle group. The most frequently reported AEs were pruritus, headache, nasopharyngitis and diarrhea. Figure 7 below sets forth the incidence and types of adverse events experienced by subjects in the completed Phase 2b trial.

Figure 7. Phase 2b Trial Adverse Events (Incidence ≥ 5%), Number (%) of Subjects

Adverse Event	SNA-120 0.05% n=40	SNA-120 0.1% n=40	SNA-120 0.5% n=40	SNA-120 Overall n=120	Vehicle n=40
Total TEAEs[a]	13 (33)	17 (43)	22 (55)	52 (43)	21 (53)
Nasopharyngitis	1 (3)	0	3 (8)	4 (3)	1 (3)
Headache	2 (5)	2 (5)	1 (3)	5 (4)	0
Diarrhea	0	1 (3)	2 (5)	3 (3)	1 (3)
Psoriasis	0	0	2 (5)	2 (2)	1 (3)
URTI	0	0	0	0	2 (5)
Pruritus	4 (10)	2 (5)	3 (8)	9 (7.5)	6 (15)
Back pain	0	2 (5)	0	2 (2)	0
Fatigue	2 (5)	0	0	2 (2)	0
Cough	2 (5)	0	0	2 (2)	0

a Counting is by subject, not event.

Pruritus was reported as an AE in nine (7.5%) SNA-120 subjects and six (15%) vehicle subjects. Five (12.5%) study subjects withdrew due to this AE in the vehicle arm as compared to the withdrawal of three (2.5%) subjects in the SNA-120 arm. There were no drug-related serious AEs, or SAEs.

Summary of Phase 2b safety profile for SNA-120

The findings for SNA-120 in the completed Phase 2b trial are consistent with data from prior SNA-120 clinical studies. To date, 36 healthy volunteers and 336 patients have received SNA-120 for up to 12 weeks. SNA-120 has been shown to be well-tolerated at concentrations up to 0.5% (w/w) for up to eight weeks twice daily (BID) and 12 weeks once daily (QD) application. To date, no clinically significant changes in safety laboratory tests, physical examination, vital signs or 12-lead ECG have been observed.

Six SAEs were reported in these prior trials, none of which was considered drug related. Reported AEs were mostly mild or moderate in severity. The most common AEs reported across the seven prior trials were pruritus, eczema, headache, nasopharyngitis and application-site pruritus. The frequency of events does not appear to be dose dependent. Figure 8 below sets forth the incidences and types of treatment emergent adverse events from SNA-120 sponsor-initiated studies.

Figure 8. Treatment Emergent Adverse Events from all SNA-120 Sponsor-Initiated Studies, Treatment for up to 8 Weeks, All Doses Combined (Incidence ≥1%)

Adverse events	SNA-120 n=350	Vehicle n=127
Pruritus	21 (6%)	9 (7%)
Eczema	20 (6%)	4 (3%)
Headache	16 (5%)	3 (2%)
Nasopharyngitis	11 (3%)	3 (2%)
Application site pruritus	11 (3%)	3 (2%)
Application site reaction	9 (3%)	2 (2%)
Diarrhea	9 (3%)	2 (2%)
Dermatitis atopic	7 (2%)	6 (5%)
Rhinitis	7 (2%)	3 (2%)
Cough	7 (2%)	0
Upper respiratory tract infection	6 (2%)	4 (3%)
Back pain	6 (2%)	1 (<1%)
Rash	5 (1%)	0
Dermatitis	4 (1%)	2 (2%)
Psoriasis	4 (1%)	1 (<1%)
Fatigue	4 (1%)	1 (<1%)
Vomiting	4 (1%)	1 (<1%)

Human plasma from over 340 patients treated with SNA-120 has been analyzed for concentrations of SNA-120, its putative metabolite (the amide of SNA-120) and K252a, the unconjugated parent compound of SNA-120. None of the samples analyzed have been found to have plasma levels above the lower level of quantification for SNA-120, amide of SNA-120 or K252a, following single and multiple administrations. These clinical data are generally consistent with nonclinical in vivo experiments detecting very limited levels of SNA-120 or its derivatives in plasma following epicutaneous administration. SNA-120 is rapidly cleared following intravenous delivery. The pharmacokinetic profile reveals a volume of distribution similar to blood volume, meaning once in the blood it does not appear to be distributed out of the blood and into tissues readily. Because the drug remains in the systemic circulation once there, and its molecular size is below the threshold limit for glomerular filtration, it is rapidly cleared by the renal system. Following intravenous administration, the half-life for SNA-120 is only 10 minutes. Taken together, this evidence supports our belief that drug candidates produced from the Topical by DesignTM platform demonstrate low systemic exposure.

Other Planned Studies

We intend to conduct additional studies to support the clinical development and regulatory submission package. In addition to ongoing maximal use pharmacokinetic studies to confirm the low systemic exposure of SNA-120, these studies may include two Phase 3 pivotal trials to demonstrate safety and efficacy, dermal safety studies, a drug-drug interaction study, a concomitant use study with a topical reference drug, studies in the pediatric population, a thorough QT study and a long-term safety study.

Market Opportunity for SNA-120

There are currently no approved prescription products indicated for treatment of pruritus associated with psoriasis, and, if approved, SNA-120 would likely be the first targeted topical pruritus treatment available to patients by prescription. Reduced itching is the primary benefit sought by psoriatic patients, on par with reduced flaking and scaling, when considering new treatments according to a recent FDA patient panel. Additionally, although we have not yet conducted any head-to-head clinical studies of SNA-120 compared to other non-steroidal topical drugs intended for chronic use, such as Vitamin D analogues, we have seen SNA-120’s improvement in the visible appearance of psoriasis in our clinical studies to date at a level consistent with third party studies of those other non-steroidal topicals. Based on these factors, we believe that physicians could prescribe SNA-120 as a first-line treatment for pruritus associated with psoriasis, thereby helping patients avoid the prolonged use of topical corticosteroids.

We anticipate that SNA-120, if approved, would be marketed to dermatologists with a strong focus on medical conditions. In the United States, there are approximately 7.9 million psoriasis patients, of which approximately 80% have pruritus. We estimate that approximately 1.7 million patients will visit their dermatologists to seek treatment for their chronic pruritus annually. Of particular focus for SNA-120 are the majority of patients who seek chronic management of the signs and symptoms of disease while avoiding the use of corticosteroids or systemic therapy.

If approved, we expect SNA-120 to be priced in line with branded topical medications for psoriasis including Taclonex, Dovenex, and Tazorac. Branded topical pricing is well established and payors are supportive of cost-effective therapies that can address patient needs without having to resort to expensive biologics. We expect patients would require about 100g of topical product per month assuming a twice daily application on 7% body surface area, the average body surface area for patients in our previous Phase 2b trial.

Over time, there could be an opportunity to expand the addressable opportunity for SNA-120 by broadening the label to other pruritus indications and/or populations including prurigo nodularis and pruritus in the elderly population, where NGF is thought to play a role. Other opportunities could include developing additional formulations for intensely pruritic areas such as the scalp. Finally, we could expand the opportunity through a sales force targeting physicians beyond dermatology, such as primary care, likely through partnerships.

SNA-125

Our second lead product candidate derived from our Topical by DesignTM platform is SNA-125. It is a dual kinase inhibitor (JAK3/TrkA) in clinical development for the treatment of atopic dermatitis, psoriasis, and pruritus. SNA-125 represents a novel approach to the treatment of inflammatory skin diseases and associated pruritus through a validated pathway, JAK3, that is well understood in this disease setting. SNA-125 also inhibits TrkA at a higher level of potency than SNA-120. JAK3 is required for immune cell development, and published literature supports that inhibition of JAK3 blocks the signaling of key cytokines, such as IL-2, IL-4 and IL-15, in T cells and NK cells, and results in a reduction in the severity of autoimmune and inflammatory diseases in which those cytokines play a pivotal role. In an in vitro profiling study on human cells, SNA-125 was observed to decrease the release of key pro-inflammatory cytokines such as IL17A, IL-17F and IL-2, as well as TNF-α. In a nonclinical study, we have observed anti-inflammatory effects of SNA-125 consistent with inhibition of JAK3, including the reduction of immune cell infiltration in a rabbit scar model. Figure 9 below shows the JAK3 signaling pathway and the point of SNA-125 inhibitory action.

Figure 9. Inhibitory Action of SNA-125 on JAK3 Pathway

There is clinical evidence to support the role of topical JAK3 inhibitors, such as tofacitinib, for the treatment of atopic dermatitis and/or psoriasis. In a randomized, double-blind, prospective, vehicle-controlled Phase 2 study of 69 subjects with atopic dermatitis conducted by Pfizer, topical tofacitinib demonstrated clinical efficacy with patients experiencing a mean 82% reduction in their Eczema Area Severity Index total score, compared with a 30% decrease in vehicle-treated controls after 4 weeks treatment. In a randomized, double-blind, prospective, vehicle-controlled Phase 2b trial of 435 subjects with mild-to-moderate plaque psoriasis, topical tofacitinib (2%, BID) demonstrated significant efficacy compared with control treatment whereby 22.5% of subjects achieved clear or almost clear and ≥2 grade improvement on the Calculated Physician’s Global Assessment at week 8. The study also demonstrated rapid and significant improvement in pruritus severity for tofacitinib compared with control. The clinical benefit of JAK inhibition, combined with SNA-125’s higher potency on TrkA, may confer a greater effect on psoriasis disease endpoints in addition to pruritus and result in an improved profile in this indication. We believe the potential systemic safety issues that limit the use of tofacitinib and other JAK inhibitor compounds in topical administration, can be overcome with SNA-125 through our Topical by DesignTM technology that confers low systemic exposure. As a result, we believe SNA-125 has the potential to provide substantial improvements over currently approved topical therapies for atopic dermatitis, psoriasis and associated pruritus, including improved efficacy, by targeting both conventional and neurogenic inflammatory pathways, targeting pruritus, and providing better local tolerability and minimal systemic exposure. Further, because of the minimal to no systemic exposure, we believe that SNA-125 has the potential to be better suited for chronic administration than other topical JAK3 inhibitors, such as topical tofacitinib.

Overview of atopic dermatitis

Atopic dermatitis is an inflammatory skin disease involving an abnormal skin barrier and disruption in the skin’s ability to insulate the body from exposure to external stimuli. It is a disease of unknown origin that usually starts in early infancy and is typified by pruritus, eczematous lesions, xerosis (dry skin), and lichenification of the skin (thickening of the skin and increase in skin markings). Atopic dermatitis is also referred to as eczema and atopic eczema. Atopic dermatitis is associated with other atopic diseases, for example, asthma, allergic rhinitis, urticaria, acute allergic reactions to foods and increased immunoglobulin E production, in many patients. The American Academy of Dermatology estimates that up to 25% of children suffer from atopic dermatitis. Safety concerns with steroids are very high in this population and parents of affected children are highly focused on minimizing short- and long-term side effects from steroid use. Generally, the disease burden of atopic dermatitis decreases as patients age, leaving 2-3% of adults suffering from atopic dermatitis. As of 2016, the prevalence of atopic dermatitis is estimated at 16 million in the United States. Approximately 75% of atopic dermatitis patients have mild-to-moderate disease according to GlobalData.

There is an unmet need for new therapies for atopic dermatitis, as there are few safe and effective non-steroidal options suitable for chronic use. Topical corticosteroids are the predominant therapies used for mild-to-moderate atopic dermatitis, which is also treated with other topical immunomodulators such as calcineurin inhibitors. The treatment paradigm begins with education on proper skin care including the use of mild soaps and moisturizing lotions (emollients) and the elimination of any potential allergen triggers. Topical steroids are used next, and research indicates that these work well for a large proportion of atopic dermatitis patients; however, current topical medications have local and systemic safety risks. Side effects associated with topical corticosteroid use include local application-site reactions, such as atrophy or thinning of the skin. Because of the abnormal skin barrier and systemic absorption of steroids, there are concomitant systemic side effect risks such as diabetes, weight gain, hirsutism and the potential to systemically suppress the body’s ability to make normal amounts of endogenous corticosteroids, which can lead to reduced or delayed growth in adolescents. Chronic inadvertent exposure of the eye to topical steroids may also result in glaucoma or cataracts. Non-steroidal topical therapies used in the treatment of atopic dermatitis include the topical calcineurin inhibitors Elidel and Protopic, but these have boxed warnings for side effects that limit their use.

Patients who do not achieve sustained alleviation of symptoms with topical treatments are prescribed systemic steroids or other systemic immunosuppressive agents such as cyclosporine, a calcineurin inhibitor. While these are effective as temporary treatments of flare-ups, extended use has been associated with many potential side effects or adverse events. In fact, it is generally recommended that patients have no more than two rounds of systemic steroid treatment per year. Prednisone is an option; however, its long-term side effects make it unsuitable for chronic use and following discontinuation severe exacerbations of atopic dermatitis symptoms can occur. Cyclosporine is also not suitable for long-term use as it has been associated with renal toxicity, hirsutism, nausea, and lymphoma, and patients must discontinue use after one year. Furthermore, cyclosporine may not be used in patients with high blood pressure due to an increased risk of hypertension, which precludes its use in a large proportion of older patients. With a lack of safe and effective options, many patients with moderate-to-severe atopic dermatitis have serious, life-long consequences. Scarring may occur, and there is an elevated risk of depression and suicide.

In March 2017, the FDA approved Dupixent (dupilumab), an IL-4R antagonist biologic for the treatment of moderate-to-severe atopic dermatitis. Just as with psoriasis, Dupixent and other biologics in development have the potential to improve the treatment of atopic dermatitis for the more severe population, but we believe the safety profile of these drugs will limit their use in the larger population with mild-to-moderate disease and in children and adolescents. In December 2016, the FDA approved Eucrisa (crisaborole) as a topical treatment for mild-to-moderate atopic dermatitis. Eucrisa is a PDE4 inhibitor and acts on TNF-alpha, IFN-gamma, IL-12, IL-23 and other cytokines. It was studied in multiple clinical trials in atopic dermatitis and demonstrated adequate efficacy and a favorable safety profile. We expect that the global market for prescription atopic dermatitis drugs will grow significantly from its 2014 level of $3.6 billion driven by these recent approvals.

Market Opportunity for SNA-125

We believe SNA-125 has the potential to be suitable for the chronic topical treatment of atopic dermatitis due to its dual mechanism of action (JAK3/TrkA) and the expectation of low systemic exposure seen in clinical studies to date utilizing our Topical by DesignTM technology. If approved for atopic dermatitis with a profile on par with Eucrisa, we believe there is a significant market opportunity for SNA-125. If SNA-125 is able to demonstrate better efficacy than Eucrisa while maintaining a strong safety profile, we estimate that SNA-125 could capture a significantly larger share than Eucrisa, exceeding the current market expectations for that drug.

We also believe SNA-125 has the potential to be suitable for the chronic topical treatment of psoriasis and pruritus. If SNA-125 is approved with a primary indication in psoriasis in addition to pruritus, we believe that many physicians would prescribe SNA-125 as a first-line treatment for mild-to-moderate psoriasis patients. This profile would reinforce the importance of SNA-125 as an agent to help patients avoid the prolonged use of topical corticosteroids, as well as to delay the time before a patient is moved on to more costly and risky systemic therapy, or prevent the need for such patients to be moved onto systemic therapy altogether. Based on this profile, we believe that SNA-125 would achieve higher market penetration than SNA-120, if both are approved.

If approved, we anticipate that SNA-125 is likely to be priced in line with other branded topical medications like Eucrisa for atopic dermatitis and Taclonex, Dovenex and Tazorac for psoriasis. Branded topical pricing is well established and payors are supportive of cost-effective therapies that can address patient needs without having to resort to expensive biologics.

Clinical Development

We initiated our first-in-human studies in psoriasis and atopic dermatitis outside the United States pursuant to Clinical Trial Applications in Germany and Canada. Subsequently we intend to file an IND for SNA-125 to support the first U.S. clinical study. In our psoriasis proof-of-concept study, we are using the modified microplaque assay model, a validated, randomized, double-blinded, intra-individual comparison, to gain early clinical insight into the safety, tolerability and efficacy of SNA-125 as a topical treatment for psoriasis. For our proof-of-concept study in atopic dermatitis, we are utilizing the validated bilateral lesion assay, a randomized, double-blinded, intra-individual comparison, to assess multiple concentrations and formulations and to provide a clinical and molecular assessment of change compared to untreated or control lesions. If these trials are successful, we plan to pursue further clinical development in one or both of these indications.

Nonclinical Development

We have conducted numerous in vitro and in vivo nonclinical studies to evaluate the pharmacokinetics, pharmacodynamics and toxicology of SNA-125. Our studies have shown strong inhibitory activity against JAK3 and TrkA, key drug targets involved in inflammatory diseases. Importantly, in nonclinical studies, SNA-125 was shown to have a favorable safety profile and minimal systemic exposure, potentially supporting its chronic topical administration. Additional profiling of SNA-125’s activity demonstrated anti-proliferative activity, anti-inflammatory activity and inhibition of neuronal signaling of itch in multiple nonclinical experiments, in the absence of toxicity.

We studied single dose topical administration of SNA-125 in rats and minipigs to demonstrate low systemic exposure and absorption. The results have shown that no or negligible amounts of SNA-125 are systemically absorbed through the dermal route. In repeat dose toxicology studies with topical administration, we again observed no systemic absorption or clinical signs of toxicity in ophthalmic, haematological and clinical chemistry examinations. To further understand the metabolism of SNA-125, we conducted pharmacokinetics studies in rodent and non-rodent species using intravenous administration. These studies demonstrated rapid system elimination, with an estimated half-life of approximately 25 minutes.

Single and repeat dose dermal studies showed no evidence of clinical or behavioral toxicity, noteworthy histological or immunohistochemical findings, or systemic absorption. After repeated IV administration, no treatment-related mortality was observed, and mid-to-high dose tissue inflammation completely resolved.

Early-stage Pipeline

In addition to SNA-120 and SNA-125, we have developed additional NCEs which have shown favorable data in early nonclinical studies. If we continue to observe positive data indicating potential efficacy, we intend to advance these assets into preclinical and clinical development. While our primary focus is the development of drug candidates for dermatological conditions, there are several therapeutic areas for which we believe we can develop novel targeted drug candidates with minimal systemic exposure, by formulating therapeutics for topical delivery through other surfaces such as the eye, the gastrointestinal tract, or the respiratory tract. Over time, we intend to advance additional compounds from our Topical by DesignTM technology platform into clinical development.

Topical Photoparticle TherapyTM

Our Topical Photoparticle TherapyTM technology uses precisely engineered silver particles to absorb near infrared, or IR, laser light. This mechanism of action has the potential to address one of the key structures implicated in the pathogenesis of acne vulgaris, sebaceous glands, as well as unwanted hair, which in case of light or mixed pigmentation cannot be removed with lasers alone. SNA-001 is a ready-to-use topical suspension of ultra-efficient, near-infrared light absorbing silver particles. The particles are silica coated, nanoscale plates that are tuned, through variance of particle dimensions in manufacturing, to wavelengths of most of the currently installed base of dermatologic lasers, including 755 nm, 810 nm, and 1064 nm. SNA-001 is applied to the skin using mechanical vibration to drive the silver particles into the pilosebaceous unit, or PSU. When illuminated by laser light, the particles exhibit plasmonic resonance, whereby surface electrons oscillate at the frequency of the incident light and emit heat locally. The particles convert laser light energy into heat, facilitating local tissue injury through a process called selective photothermolysis. This effect is designed to cause injury to the sebaceous gland and hair follicle without damaging the adjacent skin, and therefore has the potential to be utilized for the topical treatment of acne and unwanted hair. SNA-001’s mechanism of action causes it to be regulated as a medical device; it is regulated as a 510(k) medical device by the FDA, and we expect to pursue clearance of one or more premarket notifications pursuant to Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or FDCA, for SNA-001. Figure 10 below illustrates the process of selective photothermolysis of the sebaceous gland and hair follicle caused by SNA-001.

Figure 10. Photoparticle Therapy with SNA-001 Causes Selective Photothermolysis of the Sebaceous Gland and Hair Follicle

SNA-001 for the treatment of acne

The market for acne

Acne vulgaris is a common skin disease, especially among adolescents and young adults, and often is associated with physical and psychological morbidity. In the United States, acne is the most common skin disease, estimated by the American Academy of Dermatology to affect up to 50 million Americans annually. In 2016, acne accounted for approximately $2.8 billion of global pharmaceutical sales according to Global Data, and the non-prescription market for acne products is also large, reflecting a strong willingness of consumers to pay out-of-pocket. The disease ranges in severity from mild-to-severe cystic acne vulgaris and can result in permanent scarring, anxiety, depression and poor self-esteem. Even in cases of mild acne vulgaris, the social stigma associated with the disease often coincides with significant emotional distress and other psychological issues. Due to the frequency of recurrence or relapse and necessary treatment over a prolonged number of years, the American Academy of Dermatology considers acne vulgaris to be a chronic inflammatory disease.

Acne vulgaris results from the complex interplay of four major pathogenic factors:

•	overproduction of oils, or sebum, by the sebaceous gland;

•	abnormal keratinization in the follicle, narrowing the pores and obstructing the PSU;

•	colonization by the anaerobic, lipophilic bacterium Propionibacterium acnes, or P. acnes; and

•	release of pro-inflammatory mediators into the skin.

Limitations of current treatment options and our solution

The typical acne patient has moderate severity acne on the face and is prescribed topical medications for treatment. Current topical treatment options are limited with respect to effectiveness, patient compliance, and potential side effects. Topical retinoids, such as tretinoin, adapalene and tazarotene, target the abnormal proliferation of cells to stop the narrowing of the follicle and also inhibit the pro-inflammatory cascade that initiates lesion formation. Retinoids often show efficacy over prolonged treatment durations, but can lead to undesirable dryness, irritation and scaling. These undesirable effects contribute to a lack of patient compliance with daily use, further impairing efficacy. In non-facial acne, patients are often treated with systemic therapies due to greater severity and the inconvenience of applying topical therapies.

Patients that fail topical therapy have the potential to go on systemic therapy including oral antibiotics, isotretinoin and hormone therapy, but patient, parent, and physician concern about unwanted side effects remains high. Oral antibiotics are associated with systemic side effects, including gastrointestinal tract irritation, photosensitivity of skin, headache, dizziness, anemia, bone and joint pain, and nausea. Furthermore, widespread use and extended treatment periods of antibiotics for over 30 years has led to the emergence of the antibiotic resistance of P. acnes and, in turn, the virtual discontinuation of some drugs such as erythromycin from clinical use. Recent attention from the U.S. Centers for Disease Control and Prevention and the World Health Organization on the use of antibiotics and microbial resistance highlights the increasing need to curtail the overuse of antibiotics.

The oral retinoid isotretinoin, also known as Accutane, is the only approved drug shown to target the sebaceous gland, shrinking the size of the gland and significantly reducing sebum outflow. Notwithstanding its strong efficacy profile, use of isotretinoin is limited by its severe side effect profile, given that the drug is a known teratogen that can cause birth defects and may be associated with depression, psychosis and, in rare instances, suicide. Common side effects include dry skin, muscle aches, joint pains, and liver enzyme elevations. Therefore, its use has been reserved for the most severe form of the disease, and in 2009, the manufacturer of Accutane withdrew the branded product from the market. The method of action of isotretinoin and its high effectiveness has provided useful insights into the sebaceous gland as a key target, as it is the only drug with long-term maintenance of treatment effect after patients stop taking the drug. Figure 11 below illustrates the current paradigm for the treatment of acne.

Figure 11. Current Acne Treatment Paradigm

Procedural solutions have the potential to solve issues of patient compliance and provide safer alternatives to systemic therapy, as well as to supplement the efficacy of other ongoing therapies, but physicians are often dissatisfied with the outcomes from current treatments including laser or light-based treatments. Systematic reviews of the published evidence have revealed limitations with many relevant studies, such as the lack of appropriate controls or short duration of post-treatment follow-up, preventing firm conclusions about efficacy and safety. Nonetheless, some individual studies have shown reductions in lesion counts and acne severity using such technologies. Laser therapy often requires high energy intensities (50-150 J/cm2) to sufficiently damage sebaceous glands which can cause off-target side effects including sensitivity to light, pain, inflammation, hyper/hypopigmentation, and permanent scarring.

We believe the use of topical SNA-001 in combination with laser may increase the efficiency of selective photothermolysis of the sebaceous gland, which only isotretinoin can currently target, leading to reduced local sebum production and fewer inflammatory lesions as well as improved local tolerability, while sparing patients from systemic drugs or ongoing application of ineffective topical treatments.

Clinical Development Program

Pivotal studies

We met with the FDA to discuss our plans to develop SNA-001 for the treatment of acne. We incorporated the FDA’s feedback regarding the design of our pivotal trials and confirmed that the applicable pathway to market for SNA-001 is via the 510(k) clearance process.

We are currently conducting multicenter, randomized, double-blind, split-face studies to evaluate SNA-001 in conjunction with laser for the treatment of moderate or severe facial acne. The split-face design means that each subject receives SNA-001 on one side of the face and vehicle, or sham control, on the other side of the face, and both sides of the face are treated with laser. The primary endpoint is the percentage change in inflammatory lesion counts from baseline to 12 weeks after the last of three weekly treatments. Three separate clinical trials, using nearly identical protocols but different laser wavelengths corresponding to three commonly used commercial lasers, 755 nm, 810 nm and 1064 nm, are each enrolling approximately 80 subjects.

Following these pivotal studies, patients will have the opportunity to participate in an additional 12-week follow-up study to evaluate the safety, effectiveness, and maintenance of the effect of SNA-001 used in conjunction with laser for the treatment of acne vulgaris.

Clinical feasibility studies

A prospective, evaluator-blinded, within subject controlled study of SNA-001 plus laser in subjects with back acne was undertaken using a split back design, where each subject receives active treatment on one side of the back and control treatment on the other. Subjects 18 years of age or older seeking laser treatment for moderate-to-severe back acne were eligible for this single center study. SNA-001 was applied topically to a defined area of the back, massaged into the skin using a mechanical vibration device, and excess suspension was wiped off the skin surface. The SNA-001 treatment area and a control area were treated with one to two passes of 810 nm diode laser at low or high peak power for four, once-weekly sessions. The primary endpoint was assessment of acne lesion count 12 weeks after the last treatment. AEs and expected local side effects, also known as local tolerabilities, including erythema and perifollicular edema, were assessed during treatment and follow-up. Pain occurring at the time of laser treatment was assessed using VAS.

An interim analysis was completed on 11 enrolled subjects (safety population), 10 of whom completed at least one follow-up visit (intent-to-treat, or ITT, population). At 12 weeks after the last treatment, there was a statistically significant reduction in mean total lesion count, or TLC, in both treatment areas (SNA-001 reduction of 60% (p <0.001) and control reduction of 59% (p = 0.003)); the difference between SNA-001 and control treatment was not statistically significant. Similar results were observed for inflammatory lesion count, or ILC. At 12 weeks after the last treatment, there was a statistically significant reduction in mean ILCs in both treatment areas (SNA-001 reduction of 61% (p=0.015) and control reduction of 62% (p=0.018). Figure 12 below sets forth the changes in total and inflammatory lesion counts with SNA-001 as compared to control in this interim analysis.

Figure 12. Reduction in Total and Inflammatory Lesion Counts with SNA-001 vs. Control in All Subjects (N=10)

To understand the impact of high peak power on lesion counts, a subgroup of six subjects was analyzed that received at least one of four treatments with high power laser settings. In this subgroup, statistically significant reductions in both total and inflammatory lesion counts were observed for SNA-001 (reduction of 73% (p=0.004) for TLC and reduction of 76% (p=0.003) for ILC), but not for control (not statistically significant). Mean TLC and ILC at 12 weeks were lower for SNA-001 compared with control, but the differences were not statistically significant. Figure 13 below sets forth the changes in total and inflammatory lesion counts with SNA-001 as compared to control in the analysis of this high-power subgroup of six patients.

Figure 13. Reduction in Total and Inflammatory Lesion Counts with SNA-001 vs Control in High Power Subgroup (N=6)

Safety and tolerability results

Based on the interim analysis, no treatment-related AEs were reported, and no subjects discontinued the study due to an AE. One SAE of a staphylococcal infection of the left cheek was reported, but it was determined to be unrelated to treatment. Expected local tolerabilities occurred more often with SNA-001 than control. All cases were transient and resolved by 12 weeks after last treatment. Scarring events occurring with SNA-001 were associated with punch biopsies conducted during the study and were not associated with acne lesions or laser treatment. Figure 14 below sets forth the occurrence of expected local tolerabilities in this interim analysis of SNA-001.

Figure 14. Occurrence of Expected Local Tolerabilities in Back Acne Feasibility Study with SNA-001 (Safety Population)

Local Tolerability [a]	SNA-001 (n/N)	Laser Only (n/N)
Erythema	11/11	9/11
Perifollicular edema	9/11	3/11
Scarring [b]	4/11	0/11
Hypopigmentation [c]	3/11	1/11
Hyperpigmentation	0/11	0/11
Blistering	0/11	0/11
Infection	0/11	0/11

[a]	Occurring at any treatment or follow-up visit.
[b]	Scarring events recorded on the case report forms were associated with the punch biopsies conducted within the treatment area and were not associated with acne lesions or laser treatment.
[c]	Events were rated as trace or mild, and not observed at the 12 week follow-up visit in any subject.

Subject ratings of pain using a VAS scale from 0 (no pain) to 10 (severe pain) demonstrated that across the four treatments, pain was mild-to-moderate in severity and was higher (mean [standard deviation]) in the SNA-001 treatment area (4.3 [1.5]) compared with the control area (2.8 [1.5]). Procedural pain at the mild-to-moderate level (2 to 4 on VAS scale) is easily managed by standard of care strategies, including the use of ice, oral analgesics and topical anesthetics.

Market opportunity for SNA-001 for acne

We anticipate that SNA-001 would be marketed to dermatologists with a strong focus on medical and aesthetic conditions. According to primary market research by the company with over 400 dermatologist respondents through multiple surveys, 64-82% of practices have laser/light technology installed and could be target customers for SNA-001. Of the approximately 10,000 dermatologists in the United States, 2,900 focus on acne, have laser technology installed, and have an estimated 6.5 million acne patients visits annually, representing approximately 3.0 million acne patients. We believe that physicians would be most likely to offer SNA-001 to patients that initially fail topical therapy as an alternative to systemic treatment, though non-facial acne such as back acne is often treated first line with systemic agents, and SNA-001 could be first line for non-facial acne. Physicians indicate that half of acne patients, or 1.5 million patients annually, do not achieve clearance within three months of initial therapy, representing a 4.5 million total potential procedure opportunity for SNA-001. Of particular focus for SNA-001 are the 39% of acne patients that are young adults or adults, typically female, and may already be consumers of other procedural solutions in the dermatologist’s office.

Despite the availability of reimbursed therapies, we expect that a large number of patients would be willing to pay for procedural solutions like SNA-001 which has a favorable safety and strong efficacy profile, making it a highly attractive solution. Procedural solutions are also attractive to health care practitioners, or HCPs, because they receive a portion of the economic value based on their participation in administering the solution. SNA-001 plus laser procedures are likely to be priced in line with other similar procedural cash-pay solutions. Pricing to the patient for procedural cash-pay solutions such as fillers, toxins, photodynamic therapy (Levulan) or cryolipolysis (CoolSculpting) ranges from approximately $350-2,500 per procedure.

We believe there is potential to expand the medical applications of SNA-001 beyond acne to patients suffering from rosacea, sebaceous gland hyperplasia and keratosis pilaris, particularly to patients that prefer a procedural solution to their skin problems, including patients that are not suitable for systemic therapies, that have experienced side effects on other therapies, or that seek a limited procedural solution as compared to a daily regimen.

SNA-001 for the reduction of light-pigmented hair

The market for hair reduction

A variety of options for temporary or permanent hair removal are available including shaving, plucking, clipping, waxing, threading, depilatory creams and foams, rotary epilation, electrolysis, and laser. Each of these options is limited by either inconvenience, temporary effectiveness, pain or the potential for adverse events associated with their use. The exception is the use of lasers to reduce the size and number of dark-pigmented hairs.

Laser hair removal is the highest volume aesthetic procedure performed globally. Laser-based hair removal solutions address consumer concerns about the lack of durability of alternative hair removal products and provide a permanent hair removal option. In 2016, consumers purchased over one million hair removal procedures using laser or pulsed light in the United States from dermatologists and plastic surgeons according to ASAPS 2016 Survey and as many as 11 million procedures from other HCPs in medispas and laser centers according to Medical Insights 2014 Survey.

Limitations of current treatment options and our solution

Notwithstanding its widespread appeal, laser hair removal is largely ineffective for a large portion of the population that has light-pigmented hair and mix-pigmented hair. Multiple treatments, often six or more, are insufficient to achieve a therapeutic result in patients with light-pigmented hair. As a result, patients are often turned away by health care practitioners if their hair color is too lightly pigmented. Furthermore, a portion of patients who are treated see insufficient benefit due to light hair or a mixture of dark and light hair types.

Use of SNA-001 in combination with laser light has the potential to provide a differentiated and non-systemic treatment solution to help deliver light-absorbing silver particles to hair follicles. For dark hair, the sufficient pigment is present in the hair shaft and absorbs laser light, heating the hair-producing follicular cells and causing thermal injury to the follicle. For light-pigmented hair, there is insufficient pigment to result in thermal injury to the follicle from laser treatment. Photoparticle therapy with SNA-001 mediates selective photothermolysis of the hair follicle regardless of the amount of pigment.

Clinical Development Program

Pivotal studies

We met with the FDA to discuss our plans to develop SNA-001 for light-pigmented hair reduction. We incorporated the FDA’s feedback regarding the design of our pivotal trials and confirmed that the applicable pathway to market for SNA-001 is via the 510(k) clearance process.

We are currently conducting multicenter, randomized, double-blind, within-subject and vehicle-controlled studies evaluating SNA-001 for enhancement of the therapeutic effect of laser in reduction of light-pigmented hair. The primary endpoint is the percentage change in hair count from baseline to three months after the final of six treatments delivered over 35 weeks. Three separate clinical trials, using nearly identical protocols but different laser wavelengths corresponding to three commonly used commercial lasers, 755 nm, 810 nm and 1064 nm, are now fully enrolled, each with approximately 70 subjects.

Clinical feasibility studies

A prospective, evaluator-blinded, randomized within subject controlled study of SNA-001 plus laser in subjects with light-pigmented axillary (underarm) hair was conducted. Females 18 years of age or older with light-pigmented hair planning to undergo laser hair reduction of both axillae were eligible for this single center study. Immediately following epilation (hair extraction) via sugaring (a technique similar to waxing) to enable efficient penetration of silver photoparticles, SNA-001 or vehicle was massaged into the left or right axillary treatment area using a mechanical vibration device and excess suspension was wiped off the skin surface. Both axillae were then treated with a single pass of 810 nm diode laser. Subjects received three treatments, each treatment spaced two weeks apart, with the primary efficacy assessment of hair counts occurring at 12 weeks after the last treatment.

An interim analysis was completed on 12 enrolled subjects (safety population), 10 of whom completed at least one follow-up visit and were included in the primary analysis (ITT population). A statistically significant reduction in hair counts from baseline to 12 weeks was observed in the SNA-001 treatment area, but not in the control area. The mean difference between SNA-001 and control (SNA-001 minus control) was statistically significant. The magnitude of hair reduction achieved in this feasibility study was consistent with our expectations for an abbreviated, three treatment protocol, and less than expected using the standard six treatment laser hair reduction protocol. Figure 15 below sets forth the results of the interim analysis of the magnitude of hair reduction achieved in this feasibility study.

Figure 15. Reduction in Hair Counts with SNA-001 vs. Control in All Subjects at 12 Weeks (N=10)

An analysis of efficacy stratified by hair color suggests that the statistically significant difference between treatments in the primary analysis was probably driven by the lighter pigmented hair cohort (n=5). Although SNA-001 reduced hair counts from baseline in both the lighter (red/blonde) and darker (brown/light brown) hair cohorts, vehicle plus laser reduced hair counts only in darker hair individuals. We believe this is due to the presence of sufficient pigment in the hair follicles of brown/light brown hair. Figure 16 below sets forth SNA-001’s effect on reduction in hair counts, stratified by hair color cohort, as shown in this analysis.

Figure 16. Reduction in Hair Counts with SNA-001 vs. Control by Hair Color Cohort (N=10)

One subject experienced a treatment-related AE of mild folliculitis that resolved with non-drug treatment. There were no SAEs related to treatment, and no subjects discontinued treatment or the study due to an AE. Of the expected local tolerabilities associated with laser therapy, erythema and perifollicular edema were observed in both treatment areas in the seven subjects for which data was available. Figure 17 below sets forth the occurrence of expected local tolerabilities in the feasibility study of SNA-001 in unwanted light-pigmented hair.

Figure 17. Occurrence of Expected Tolerabilities in Unwanted Light-Pigmented Hair Feasibility Study with SNA-001 (Safety Populationa)

Local Tolerability[b]	SNA-001 (n/N)	Vehicle (n/N)
Erythema	7/7	7/7
Perifollicular edema	6/7	4/7
Scarring	0/7	0/7
Hypopigmentation	0/7	0/7
Hyperpigmentation	0/7	0/7
Blistering	0/7	0/7
Infection	0/7	0/7

[a]	Safety population included 12 subjects with available safety data. This table includes only data from the 7 subjects with separate tolerability assessments recorded for the left and right axillae.
[b]	Occurring at any treatment or follow-up visit.

Subject ratings of pain at each treatment visit using the VAS scale suggested pain is mild-to-moderate and similar between treatments. As with SNA-001 for the treatment of acne, procedural pain associated with unwanted light-pigmented hair reduction can be managed with standard of care approaches, including ice, oral analgesics, and topical anesthetics. Figure 18 below sets forth subjects’ assessments of pain associated with treatment with SNA-001 for the treatment of unwanted light-pigmented hair, as measured by mean pain scores using the VAS scale.

Figure 18. Subject Assessment of Pain Associated with Treatment Using Visual Analog Scale (VAS)

Mean (SD) Pain Scores (N=10)
Treatment	SNA-001	Vehicle
1	4.0 (1.9)	3.8 (2.1)
2	4.0 (2.5)	3.2 (2.3)
3	3.1 (2.4)	3.0 (2.4)

Market opportunity for SNA-001 for hair reduction

We anticipate that SNA-001 would be marketed to dermatologists and HCPs that are currently performing laser hair reduction in their practice. From our market research we estimate that approximately 1,300 dermatologists could be targeted for hair reduction using SNA-001 based on their current treatment patterns and access to a laser. These dermatologists perform approximately one million procedures annually. Of these, dermatologists report that 28% of existing procedures result in sub-optimal outcomes because of too lightly pigmented hair, representing a 0.3 million procedure opportunity for SNA-001. Additionally, surveyed dermatologists estimate that SNA-001 has the potential to expand their procedure volumes 27%, an additional 0.3 million procedure opportunity, by attracting patients who are currently not candidates for laser hair reduction. HCPs in medispas and laser centers perform approximately 10 times the laser hair reduction procedures as dermatologists, representing a potential six million procedure opportunity for SNA-001. Given the potential benefits of SNA-001 and ease with which it could fit into existing practice procedures, we believe SNA-001 could capture a meaningful share of these potential procedures.

Currently, dermatologists and HCPs charge between $150-350 per laser hair reduction procedure for an average sized treatment area such as axillae or bikini line. Because laser hair reduction is ineffective for light-pigmented hair and limited alternative treatment options exist, we anticipate that physicians will be able to charge a modest premium for light-pigmented laser hair reduction with SNA-001. The anticipated premium of approximately 30% or more would include the price of the product as well as additional labor required to apply SNA-001.

In the future, we may evaluate the potential to expand the aesthetic applications of SNA-001 to also treat dark-haired and dark-skinned patients, and to use SNA-001 in skin rejuvenation procedures.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We consider our primary potential competition to be existing providers and drug developers of therapeutics to treat pruritus, psoriasis, atopic dermatitis and acne vulgaris, as well as currently available procedural solutions for the treatment of acne and hair reduction. Any product candidates that we successfully develop and commercialize will compete with these existing therapies and procedures as well as new therapies that may become available in the future. Our success will be based in part on our ability to discover, develop and commercialize product candidates that are innovative, differentiated and safer and more effective than competing products.

Pruritus, Psoriasis and Atopic Dermatitis

With respect to SNA-120 for the treatment of pruritus associated with psoriasis, we would face competition from companies that market anti-histamines, doxepin and gabapentin. Other products approved for psoriasis, including certain biologics and topical steroids, may have a beneficial effect on pruritus in psoriasis patients. Product candidates under development that could be used to treat pruritus and compete with SNA-120 include: aprepitant, a topical neurokinin 1 antagonist being developed by Leo Pharma Inc. for the treatment of uremic pruritus and prurigo nodularis; Nalbuphine ER, an oral µ opioid receptor antagonist and K opioid receptor agonist being developed by Trevi Therapeutics for the treatment of uremic pruritus and prurigo nodularis; VPD-737/serlopitant, an oral NK-1 antagonist being developed by Menlo Therapeutics for the treatment of pruritus associated with prurigo nodularis, atopic dermatitis and psoriasis; CR845/difelikefalin, an oral K opioid receptor agonist being developed by Cara Therapeutics for uremic pruritus; asimadoline, an oral K opioid receptor agonist being developed by Tioga Pharmaceuticals for pruritus associated with atopic dermatitis; and VLY-686/tradipitant an oral NK-1 antagonist being developed by Lilly / Vanda Pharmaceuticals for the treatment of prurigo nodularis and atopic dermatitis.

With respect to SNA-120 and SNA-125 for the topical treatment of mild-to-moderate psoriasis, we would face potential competition from companies that market corticosteroids, Vitamin D analogues, combinations thereof and calcineurin inhibitors. There are also topical products that are marketed or in development for the treatment of psoriasis, and that could compete with SNA-120, including M5180, a cytokine and PDE inhibitor being developed by Maruho Co., Ltd.; IDP-118/Jemdel, halobetasol propionate 0.01% lotion, and IDP-122, a high-potency steroid, being developed by Valeant; INCB018424, a phosphate cream of Jakafi being developed by Incyte Corporation; GSK2981278, a topical RORg inverse agonist being developed by GlaxoSmithKline plc; GSK2894512, a topical non-steroidal anti-inflammatory being developed by GlaxoSmithKline; GSK2982772, an oral receptor-interacting protein 1 (RIP1) kinase inhibitor being developed by GlaxoSmithKline; GSK2894512/tapinarof, a topical aryl hydrocarbon receptor (AhR) activator being developed by GlaxoSmithKline; Tofacitinib, a JAK3 inhibitor being developed in topical formulation by Pfizer Inc.; Eucrisa, a PDE4 inhibitor being marketed by Pfizer; SB414, a topical nitric oxide product candidate being developed by Novan, Inc.; ATI-450, an oral p38/MK-2 kinase inhibitor being developed by Aclaris Therapeutics; and multiple foam candidates, such as Vitamin D analogue and corticosteroid foams being developed by Foamix.

With respect to SNA-125 for the treatment of atopic dermatitis, we would face potential competition from companies that market branded and generic corticosteroids or the topical calcineurin inhibitors, Elidel, which is being marketed by Valeant, and Protopic, which is being marketed by Leo Pharma. Products that treat atopic dermatitis and product candidates under development that could potentially be used to treat atopic dermatitis and compete with SNA-125 include Eucrisa, a PDE4 inhibitor being marketed by Pfizer; VTP-38543, a topical Liver X-receptor (LXR) beta agonist being developed by Allergan; RVT-501, a PDE4 inhibitor being developed by Roivant Sciences, Ltd. and Eisai Co., Ltd.; GSK2894512/tapinarof, a topical aryl hydrocarbon receptor (AhR) activator being developed by GlaxoSmithKline; DMT210, a G protein-coupled receptor antagonist being developed by Signum Dermalogix Inc.; ZPL-521, a cytosolic phospholipase A2 (cPLA2) inhibitor being developed by Novartis; a topical “soft” JAK inhibitor being developed by Aclaris Therapeutics; and SB414, a topical nitric oxide product candidate being developed by Novan.

Acne Vulgaris

If cleared by the FDA for the treatment of acne vulgaris, we anticipate that SNA-001 would be marketed either as first line therapy for those patients who are averse to pharmaceuticals, or for those patients who have tried and failed prior treatments such as topical therapeutics, skin care products and OTC treatments, or who are non-compliant with their current therapies. As a result, these patients require other treatments for their acne, and may consider systemic therapeutics or procedural solutions. We believe SNA-001 would compete with branded and generic oral and topical antimicrobials, oral and topical retinoids, oral contraceptives, and currently available procedures including chemical peels, laser or light-based treatments, and photodynamic therapy. In addition, the FDA in 2016 approved Differin Gel 0.1% for OTC use, which may impact the competitive landscape. We may compete with branded therapeutics, including Epiduo and Epiduo Forte, marketed by Galderma Laboratories, L.P., Aczone, marketed by Allergan plc, Onexton, marketed by Valeant Pharmaceuticals International, Inc., SB204, a topical nitric oxide product candidate being developed by Novan for the treatment of acne, and Sebashells, a gold particle being developed by Sebacia, Inc. The leading providers of procedural solutions are DUSA Pharmaceuticals, Inc., manufacturer of Levulan Kerastick, and ClearLight, Omnilux and Candela. There are also product candidates under development that could potentially be used to treat acne vulgaris and compete with SNA-001. For example, DRM01/olumacostat glasaretil, a topical acetyl-CoA carboxylase inhibitor product candidate being developed by Dermira, Inc.; FMX101, a minocycline foam product candidate being developed by Foamix Pharmaceuticals Ltd.; Winlevi, a novel-topical anti-androgen candidate being developed by Cassiopea SpA; sarecycline, a tetracycline derivative being developed by Allergan; IDP-120, as well as IDP-121/Altreno, tretinoin 0.05% lotion, and IDP-123, a retinoid, being developed by Valeant Pharmaceuticals International, Inc.; BPX01, a topical hydrophilic antibiotic (minocycline) candidate being developed by BioPharmX; and ANT-1207, a topical botulinum toxin type A candidate originated by Anterios, Inc. and now being developed by Allergan.

Light-Pigmented Hair Reduction

If cleared by the FDA for light-pigmented hair reduction, we anticipate that SNA-001 would be marketed to patients with light-pigmented hair who are either ineligible for hair reduction using laser alone, or have previously used laser hair reduction but did not see sufficient benefits. SNA-001 would compete with hair reduction procedures using laser or intense pulsed light, or IPL. These procedures are available in dermatologist offices, medispas and laser treatment centers, as well as for at-home use by the patient. Key brands offering in-office hair reduction procedures are miraDry, Syneron Medical (acquired by Apax Partners and associated funds in April 2017), PhotoMedex, Inc., Cutera, Inc., Cynosure, Inc. (acquired by Hologic), Solta Medical, Inc. (acquired by Valeant), Sciton, Inc., and Alma Lasers Ltd. Home laser and IPL hair reduction systems include such brands as Tria, Remington, Braun Gillette Venus Silk-Expert, Philips Lumea, LumaRx, Veet Infini’Silk Pro, BellaLite by Silk’n, Vector and Verseo ePen.

Commercial Operations

We currently have no sales organization. We have retained global rights to all of our product candidates, and, if one of our product candidates is approved by the FDA, expect to access the market in North America through a specialty dermatology-focused sales force. We expect that our sales force will be supported by sales management, internal sales support, an internal marketing group and distribution support. We intend to invest in our commercial capabilities prudently by focusing our marketing efforts on the dermatologists who have the highest prescription volumes and those with a medical focus who have installed laser capabilities with which to use SNA-001. We will also evaluate licensing and partnering with third parties to help us reach other sales channels, such as medispas and laser treatment centers, and geographic markets outside of North America.

Intellectual Property

Our success depends in large part upon our ability to obtain and maintain proprietary protection for our products and technologies and to operate without infringing the proprietary rights of others. Our policy is to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also use other forms of protection, such as confidential information, know-how and trademarks to protect our intellectual property, particularly where we do not believe patent protection is appropriate or obtainable.

Our Topical by DesignTM and Topical Photoparticle TherapyTM patent portfolios consist of a combination of issued patents and pending patent applications that are owned by us (and our subsidiaries) or licensed from third parties. As of December 31, 2017, we own or have an exclusive license in certain fields of use to over 200 patents and patent applications in the United States and internationally.

Our Topical by DesignTM patent portfolio includes patents and patent applications that are directed to our Topical by DesignTM technology, including our lead compounds SNA-120 and SNA-125, and as of December 31, 2017, includes approximately six issued U.S. patents and 112 issued international patents in Australia, Canada, China, Albania, Austria, Bosnia & Herzegovina, Belgium, Bulgaria, Switzerland & Liechtenstein, Cyprus, Czech Republic, Germany, Denmark, Estonia, Spain, Finland, France, Great Britain, Greece, Croatia, Hungary, Ireland, Iceland, Italy, Lithuania, Luxembourg, Latvia, Monaco, Macedonia, Malta, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Sweden, Slovenia, Slovakia, San Marino, Turkey, Hong Kong, Israel, India, Indonesia, Japan, South Korea, Mexico, New Zealand, Russia, South Africa, Singapore, and Ukraine; and 17 pending U.S. patent applications and eight pending international patent applications in Brazil, Egypt, Malaysia, Japan and Europe. Our Topical by DesignTM patent portfolio includes patents and patent applications directed to compositions of matter, formulations, use and process. In general, patents have a term of 20 years from the application filing date or earliest claimed non-provisional priority date. Several of our issued U.S. and international patents that relate to our SNA-120 and SNA-125 technologies are scheduled to expire in approximately 2026 through 2032 and may be extended by up to five years in certain countries via patent term extension depending on the regulatory pathway. Certain other patents and patent applications directed to our Topical by DesignTM portfolio, if they were to issue, may have later expirations.

Our Topical Photoparticle TherapyTM patent portfolio includes patents and patent applications that are directed to our Topical Photoparticle TherapyTM technology, including our lead compound SNA-001, and as of December 31, 2017, includes approximately 21 issued U.S. patents and 44 issued international patents in Australia, Japan, China, Germany, France, United Kingdom, Ireland, Italy, Monaco, Netherlands, Spain, Sweden, Switzerland & Liechtenstein, Turkey, Norway, Denmark, Finland, Poland, Austria, Greece, Hungary, Belgium, Czech Republic, and Romania; and five pending U.S. patent applications and 25 pending international patent applications in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Mexico, Russia and South Korea. Our Topical Photoparticle TherapyTM patent portfolio includes patents and patent applications directed to compositions of matter, use and process. In general, patents have a term of 20 years from the application filing date or earliest claimed non-provisional priority date. Several of our issued U.S. and international patents that relate to our SNA-001 technologies expire in 2031 through 2033. Certain other patents and patent applications directed to our Topical Photoparticle TherapyTM portfolio, if they were to issue, may have later expirations.

Most of our issued patents and pending patent applications are owned by us or one of our subsidiaries. Some of our issued and pending Topical Photoparticle TherapyTM patent applications are exclusively licensed to us in certain fields of use from nanoComposix, Inc., or nanoComposix. These patents and pending patent applications are solely owned by nanoComposix or jointly owned by us and nanoComposix, and are generally directed to technologies related to the production of silver nanoplates used in the Topical Photoparticle TherapyTM technology for SNA-001.

Our continuing research and development, technical know-how, and contractual arrangements supplement our intellectual property protection in an effort to maintain our competitive position. Our policy is to require inventors who are identified on any Company-owned patent applications to assign rights to us. We also rely, in part, on confidentiality agreements with our employees, consultants, and other advisors to protect our proprietary information. Our policy is to require third parties that receive material confidential information to enter into confidentiality agreements with us.

We also protect our brand through procurement of trademark rights. As of December 31, 2017, we own approximately 53 registered trademarks around the world, as well as 16 U.S. and 120 international pending trademark applications, including registrations in the European Union, Switzerland, Norway, Turkey, Russia, China, Colombia, India, Japan, Mexico, South Korea, Singapore, Vietnam, Australia, Argentina, Israel, New Zealand, Monaco, and the Philippines. Our trademarks SIENNA®, SIENNA BIOPHARMACEUTICALS®, TPT®, TOPICAL BY DESIGN®, LSE®, and SCIENCE YOU CAN SEE. CONFIDENCE YOU CAN FEEL.® are registered trademarks that we own in certain international countries. In order to supplement protection of our brand, we have also registered several internet domain names.

Significant Transaction—Acquisition of Creabilis plc

In December 2016, we entered into a Share Purchase Agreement to acquire the entire issued share capital of Creabilis plc, which, upon closing, became our direct wholly-owned subsidiary. Through the acquisition of Creabilis we obtained the Topical by DesignTM platform and related product candidate, SNA-120 and SNA-125. In connection with closing, we made an upfront payment of $0.2 million in cash, issued 1,407,679 shares of our Series A-3 Preferred Stock to the former Creabilis shareholders and settled approximately $6.7 million of Creabilis liabilities. In October 2017, we commenced our additional Phase 2b clinical trial for SNA-120, triggering our first contingent milestone payment of $5.0 million, less certain offsets totaling approximately $0.3 million, which we satisfied by issuing an aggregate of 201,268 shares of common stock to the former Creabilis shareholders in December 2017 pursuant to the terms of the Share Purchase Agreement.

Upon the achievement of certain additional development, approval and sales milestones for SNA-120 and SNA-125, we are obligated to pay the former Creabilis shareholders up to an aggregate of $53.0 million, which consists of an aggregate of $25.0 million in cash and $28.0 million in shares of our common stock. In addition, upon the achievement of certain annual net sales milestone thresholds for qualifying products, including SNA-120 and SNA-125, we are required to pay the former Creabilis shareholders up to an aggregate of $80.0 million in cash as well as one-time royalties of less than 1% on net sales of qualified products that exceed these net sales thresholds in the year such threshold is achieved.

Government Regulation

The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs and medical devices, such as those we are developing. These agencies and other federal, state and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of our product candidates.

U.S. Government Regulation of Drug Products

In the United States, the FDA regulates drugs under the FDCA and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of nonclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin in the United States;

•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;

•	performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the proposed drug product for each indication;

•	submission to the FDA of an NDA;

•	satisfactory completion of an FDA advisory committee, if applicable;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	satisfactory completion of FDA audits of clinical trial sites and the sponsor’s clinical trial records to assure compliance with GCPs and the integrity of the clinical data;

•	payment of user fees and securing FDA approval of the NDA; and

•	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

Nonclinical Studies

Nonclinical studies include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess safety, toxicity and efficacy. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some nonclinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold.

In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on their www.clinicaltrials.gov website.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•	Phase 1: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.

•	Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•	Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

Special Protocol Assessment

The SPA process is designed to facilitate the FDA’s review and approval of drugs by allowing the FDA to evaluate the proposed design and size of certain clinical trials, including those that are intended to form the primary basis for determining a drug product’s efficacy. Although not required, upon specific request by a clinical trial sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding, among other things, primary efficacy endpoints, trial conduct and data analysis, within 45 days of receipt of the request.

The FDA ultimately assesses whether the protocol design and planned analysis of the trial are acceptable to support regulatory approval of the product candidate with respect to effectiveness of the indication studied. All agreements and disagreements between the FDA and the sponsor regarding an SPA must be clearly documented in an SPA letter or the minutes of a meeting between the sponsor and the FDA.

Even if the FDA agrees to the design, execution and analyses proposed in protocols reviewed under the SPA process, the FDA may revoke or alter its agreement if FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the product has been identified after the trial has begun. Such issues may include, but are not limited to:

•	public health concerns emerge that were unrecognized at the time of the protocol assessment, or the director of the review division determines that a substantial scientific issue essential to determining safety or efficacy has been identified after testing has begun;

•	safety concerns emerge related to the product or its pharmacological class;

•	data are identified that would call into question the clinical relevance of previously agreed-upon endpoints;

•	a sponsor fails to follow a protocol that was agreed upon with the FDA; or

•	the relevant data, assumptions, or information provided by the sponsor in a request for SPA change, are found to be false statements or misstatements, or are found to omit relevant facts.

A documented SPA may be modified, and such modification will be deemed binding on the FDA review division, except under the circumstances described above, if FDA and the sponsor agree in writing to modify the protocol and such modification is intended to improve the study.

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the nonclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision.

In addition, in accordance with the Pediatric Research and Equity Act, certain NDAs or supplements to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

The FDA also may require submission of a REMS plan to ensure that the benefits of the drug outweigh its risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites and the sponsor to assure compliance with GCP requirements.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or nonclinical testing in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Special FDA Expedited Review and Approval Programs

The FDA has various programs, including fast track designation, accelerated approval, priority review, and breakthrough therapy designation, which are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. The FDA may review sections of the NDA for a fast track product on a rolling basis before the complete application is submitted. If the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

The FDA may give a priority review designation to drugs that are designed to treat serious conditions, and if approved, would provide a significant improvement in treatment, or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Under the current PDUFA agreement, these six and ten month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review.

In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug may be subject to accelerated withdrawal procedures.

Moreover, under the provisions of the Food and Drug Administration Safety and Innovation Act, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for our product candidates as appropriate.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, annual program user fee requirements for any marketed products.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval or clearance of a drug or medical device is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs or devices may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

The Hatch-Waxman Act

Section 505 of the FDCA describes three types of NDAs that may be submitted to request marketing authorization for a new drug. A 505(b)(1) NDA is an application that contains full reports of investigations of safety and effectiveness. The Hatch-Waxman Act created two additional marketing pathways under Sections 505(j) and 505(b)(2) of the FDCA. Section 505(j) establishes an abbreviated approval process for generic versions of approved drug products through the submission of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the branded reference drug and has been shown to be bioequivalent to the branded reference drug. ANDA applicants are required to conduct bioequivalence testing to confirm chemical and therapeutic equivalence to the branded reference drug. Generic versions of drugs can often be substituted by pharmacists under prescriptions written for the branded reference drug.

A 505(b)(2) NDA is an application that contains full reports of investigations of safety and effectiveness but where at least some of the information required for approval comes from studies not conducted by or for the applicant. This alternate regulatory pathway enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy for an existing product, or published literature, in support of its application. The FDA may then approve the new product candidate for all or some of the labeled indications for which the branded reference drug has been approved, as well as for any new indication sought by the 505(b)(2) applicant.

The Hatch-Waxman Act establishes periods of regulatory exclusivity for certain approved drug products, during which the FDA cannot approve (or in some cases accept) an ANDA or 505(b)(2) application that relies on the branded reference drug. For example, the holder of an NDA may obtain five years of exclusivity upon approval of a new drug containing an NCE that has not been previously approved by the FDA. During the five year exclusivity period, the FDA cannot accept for filing or approve any ANDA seeking approval of a generic version of that drug or any 505(b)(2) NDA for the same active moiety and that relies on the FDA’s findings regarding that drug, except that FDA may accept an application for filing (but still may not approve it) after four years if the follow-on applicant makes a paragraph IV certification, as described below. The Hatch-Waxman Act also provides three years of marketing exclusivity to the holder of an NDA (including a 505(b)(2) NDA) for a particular condition of approval, or change to a marketed product, such as a new formulation or new indication for a previously approved product, if one or more new clinical studies (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted/sponsored by the applicant. This three-year exclusivity period protects against FDA approval of ANDAs and 505(b)(2) NDA for drugs that include the innovation that required the new clinical data.

Upon submission of an ANDA or a 505(b)(2) NDA, an applicant must certify to the FDA, in the opinion of the applicant and to the best of its knowledge (1) that relevant patent information on the referenced drug product has not been submitted to the FDA; (2) that the relevant patent has expired; (3) the date on which the relevant patent expires; or (4) that such patent is invalid, unenforceable or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. This last certification is known as a paragraph IV certification. If the NDA holder or patent owner(s) files a patent infringement action against the ANDA or 505(b)(2) applicant within 45 days of receipt of the paragraph IV certification, the FDA may not approve the ANDA or 505(b)(2) application until the earlier of (i) 30 months from the receipt of the notice of the paragraph IV certification (generally referred to as the 30 month stay), (ii) the expiration date of the patent(s) listed in the Orange Book for the reference drug product, (iii) the date the court enters a final order or judgment that the patent(s) are invalid, unenforceable and/or not infringed or (iv) such shorter or longer period as may be ordered by a court. Where the ANDA or 505(b)(2) applicant files an application with a paragraph IV certification within the fifth year of the five-year NCE exclusivity period enjoyed by the NDA holder for the reference branded product, and where patent litigation is brought within 45 days of receipt of notice of the paragraph IV certification, the 30-month stay will be extended by the amount of time such that 7.5 years will elapse from the date of approval of the original NDA to the expiration of the stay. Thus, approval of an ANDA or 505(b)(2) NDA could be delayed for a significant period of time depending on the patent certification the applicant makes, whether the reference product enjoys NCE exclusivity, and the reference drug sponsor’s decision to initiate patent litigation.

U.S. Government Regulation of Medical Devices

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification, or approval of a premarket approval application, or PMA. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, postmarket surveillance, patient registries and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Some pre-amendment devices are unclassified, but are subject to the FDA’s premarket notification and clearance process in order to be commercially distributed.

510(k) Marketing Clearance Pathway

We expect our product candidates that are regulated as medical devices, including SNA-001, to be subject to the 510(k) marketing clearance pathway. To obtain 510(k) clearance, we must submit to the FDA a premarket notification submission demonstrating that the proposed device is “substantially equivalent” to a predicate device already on the market. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The FDA’s 510(k) clearance process usually takes from three to twelve months, but may take significantly longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence.

If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the “de novo” process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.

After a device receives 510(k) marketing clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) marketing clearance or, depending on the modification, PMA approval. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k) or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. Many minor modifications today are accomplished by a letter-to-file in which the manufacture documents the change in an internal letter-to-file. The letter-to-file is in lieu of submitting a new 510(k) to obtain clearance for every change. The FDA can always review these letters-to-file in an inspection. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until 510(k) marketing clearance or PMA approval is obtained. Also, in these circumstances, we or our manufacturers may be subject to significant regulatory fines or penalties. The FDA has guidance to assist device manufacturers in making the determination as to whether a modification to a device requires a new 510(k).

Clinical Trials for Medical Devices

Clinical trials are almost always required to support a PMA and are sometimes required to support a 510(k) submission. We expect the FDA to require clinical data in support of our 510(k) premarket notifications. All clinical investigations of investigational devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption, or IDE, regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. SNA-001 was not deemed to present a “significant risk” and, as such, an IDE application was not required in order to initiate clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.

In addition, the study must be approved by, and conducted under the oversight of, an IRB for each clinical site. The IRB is responsible for the initial and continuing review of the IDE, and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. Acceptance of an IDE application for review does not guarantee that the FDA will allow the IDE to become effective and, if it does become effective, the FDA may or may not determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects.

During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

Postmarket Regulation of Medical Devices

After a medical device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

•	establishment registration and device listing with the FDA;

•	QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;

•	labeling and marketing regulations, which require that promotion is truthful, not misleading, fairly balanced and provide adequate directions for use and that all claims are substantiated, and also prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; FDA guidance on off-label dissemination of information and responding to unsolicited requests for information;

•	the federal Physician Sunshine Payment Act and various state laws on reporting remunerative relationships with health care customers;

•	The federal Anti-kickback statute (and similar state laws) prohibiting certain illegal remuneration to physicians and other health care providers that may financially bias prescription decisions and result in an over-utilization of goods and services reimbursed by the federal government;

•	clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices;

•	medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;

•	correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;

•	complying with the new federal law and regulations requiring Unique Device Identifiers (UDI) on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database (GUDID);

•	the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and

•	post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

Our manufacturing processes are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. As a manufacturer, we are subject to periodic scheduled or unscheduled inspections by the FDA. Our failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, our manufacturing operations and the recall or seizure of our products, which would have a material adverse effect on our business. The discovery of previously unknown problems with any of our products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

Regulation Outside the United States

Regulation and Procedures Governing Approval of Medicinal Products and Medical Devices in the EEA

EEA Medicinal Products Approval

In the European Economic Area, or EEA, which is composed of the 28 Member States of the European Union plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA.

There are two types of MAs:

•	The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products that contain a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the Centralized Procedure the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when the authorization of a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. Under the accelerated procedure the standard 210 days review period is reduced to 150 days.

•	National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure.

Prior to obtaining an MA in the EEA, applicants have to demonstrate compliance with all measures included in a Paediatric Investigation Plan, or PIP, approved by the EEA regulatory agency, covering all subsets of the pediatric population, unless the EEA regulatory agency has granted (1) a product-specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP.

In the EEA, upon receiving an MA, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the EEA from referencing the innovator’s data to assess a generic application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic product can be marketed until the expiration of the market exclusivity. However, there is no guarantee that a product will be considered by the EEA regulatory agencies to be a new chemical entity, and products may not qualify for data exclusivity.

EEA Medical Devices Approval

In the EEA medical devices manufacturers need to comply with the requirements of the EU Medical Devices Directive. To achieve compliance, medical devices must meet the “Essential Requirements” laid down in Annex I of the EU Medical Devices Directive relating to safety and performance. To demonstrate compliance with the Essential Requirements and obtain the right to affix the Conformité Européene, or CE, mark, without which medical devices cannot be commercialized in the EEA, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization designated by a competent authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body would audit and examine the Technical File and the quality system for the manufacture, design and final inspection of the medical devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements. This Certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

On April 5, 2017, the European Parliament passed the Medical Devices Regulation which repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member states, a regulation is directly applicable, i.e., without the need for adoption of EEA member state laws implementing them, in all EEA member states. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The Medical Devices Regulation will not become fully applicable until three years following its entry into force. Once applicable, the Medical Devices Regulation will among other things:

•	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;

•	establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;

•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;

•	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and

•	strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

Further, the EU Medical Devices Regulation explicitly provides that high intensity electromagnetic radiation (e.g. infra-red, visible light and ultra-violet) emitting equipment intended for use on the human body, including coherent and non-coherent sources, monochromatic and broad spectrum, such as lasers and intense pulsed light equipment, for skin resurfacing, tattoo or hair removal or other skin treatment, falls under its scope. This may affect the regulatory approval pathway of SNA-001 when intended for removal of light-pigmented hair, which currently may not qualify as a medical device under the EU Medical Devices Directive, and could qualify instead as a cosmetic product regulated under the EU Cosmetics Product Regulation.

For other countries outside of the United States and EEA, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Other Healthcare Laws

In addition to FDA restrictions on the marketing of pharmaceutical and medical device products, other foreign, federal and state healthcare regulatory laws restrict business practices in the pharmaceutical and device industry. These laws include, but are not limited to, federal and state anti-kickback, false claims, data privacy and security, and physician payment and drug pricing transparency laws.

The U.S. federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, receiving or providing any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical and medical device manufacturers on the one hand and prescribers, purchasers, formulary managers and beneficiaries on the other hand. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not meet the requirements of a statutory or regulatory exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the U.S. federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Moreover, a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. The majority of states also have anti-kickback laws, which establish similar prohibitions and in some cases may apply to items or services reimbursed by any third-party payor, including commercial insurers.

The federal false claims and civil monetary penalties laws, including the civil False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Actions under the civil False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the civil False Claims Act can result in very significant monetary penalties and treble damages. Several pharmaceutical, medical device and other healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved (e.g., or off-label) uses. In addition, the civil monetary penalties statute imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Many states also have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

Violations of fraud and abuse laws, including federal and state anti-kickback and false claims laws, may be punishable by criminal and civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid), disgorgement and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties, as well as imprisonment, also can be imposed upon executive officers and employees of such companies. Given the significant size of actual and potential settlements, it is expected that the government authorities will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and certain other healthcare providers. The Affordable Care Act imposed, among other things, new annual reporting requirements through the Physician Payments Sunshine Act for covered manufacturers for certain payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties. Covered manufacturers must submit reports by the 90th day of each subsequent calendar year. In addition, certain states require implementation of compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices and/or require the tracking and reporting of marketing expenditures and pricing information as well as gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the Final HIPAA Omnibus Rule published on January 25, 2013, impose specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. Among other things, HITECH made HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts.

Similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals, may apply to us to the extent that any of our product candidates, once approved, are sold in a country other than the United States.

Coverage and Reimbursement

Third-party payors typically do not provide coverage and reimbursement for products for aesthetic indications or procedures using such products. Accordingly, we do not expect any coverage or reimbursement for procedures using SNA-001 to remove light-pigmented hair or for other aesthetic treatments. As such, the commercial success of any product, including SNA-001, if cleared, for an aesthetic indication will depend on the extent to which patients will be willing to pay out of pocket for the in-office procedure using these products. For products approved or cleared for medically necessary indications, success depends on continued coverage and adequate reimbursement for the product or procedures using such product. Therefore, although it is possible that third-party payors may cover and reimburse providers using SNA-001, if cleared, for non-aesthetic indications such as the treatment of acne, we do not currently plan to pursue coverage and reimbursement for procedures using SNA-001 for such indications.

Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical product for which we obtain regulatory approval. In the United States and markets in other countries, patients who are prescribed drugs generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Providers and patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Sales of SNA-120, SNA-125 and any other product candidates for which we receive regulatory approval for commercial sale will therefore depend, in part, on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government authorities, managed care plans, private health insurers and other organizations.

In the United States, the process for determining whether a third-party payor will provide coverage for a pharmaceutical product typically is separate from the process for setting the price of such product or for establishing the reimbursement rate that the payor will pay for the product once coverage is approved. With respect to drugs, third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication, or place products at certain formulary levels that result in lower reimbursement levels and higher cost-sharing obligation imposed on patients. A decision by a third-party payor not to cover a product could reduce physician utilization of a product. Moreover, a third-party payor’s decision to provide coverage for a pharmaceutical product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable a manufacturer to maintain price levels sufficient to realize an appropriate return on its investment in product development. Additionally, coverage and reimbursement for products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular medical product does not ensure that other payors will also provide coverage for the medical product, or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process usually requires manufacturers to provide scientific and clinical support for the use of their products to each payor separately and is a time-consuming process.

In the European Union, governments influence the price of products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription products, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross border imports from low-priced markets exert a commercial pressure on pricing within a country.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of pharmaceutical products have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost-effectiveness of pharmaceutical products, in addition to questioning safety and efficacy. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover that product after FDA approval or, if they do, the level of payment may not be sufficient to allow a manufacturer to sell its product at a profit.

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other healthcare funding, and applying new payment methodologies. For example, in March 2010, the Affordable Care Act was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; subjected drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs; imposed a new federal excise tax on the sale of certain medical devices; which was subsequently suspended until January 1, 2020; created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. The current Presidential Administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. It is uncertain the extent to which any such changes may impact our business or financial condition.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act to reduce healthcare expenditures. These changes include the Budget Control Act of 2011, which led to aggregate reductions of Medicare payments to providers of 2% per fiscal year and that will remain in effect through 2025 unless additional action is taken by Congress, and the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Manufacturing and Supply

We contract with third parties for the manufacture of our product candidates and intend to do so in the future. We do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. Because we rely on contract manufacturers, we have personnel with extensive technical, manufacturing, analytical and quality experience and strong project management discipline to oversee contract manufacturing and testing activities, and to compile manufacturing and quality information for our regulatory submissions.

Manufacturing is subject to extensive regulations that impose various procedural and documentation requirements, and which govern record keeping, manufacturing processes and controls, personnel, quality control and quality assurance, among others. Our systems and our contractors are required to be in compliance with these regulations, and this is assessed regularly through monitoring of performance and a formal audit program.

Drug Substance

We are responsible for supplying drug substance for all of our drug product candidates, including SNA-120 and SNA-125, in all territories. Our current drug substance supply chains for our lead drug product candidates, SNA-120 and SNA-125, involve three contractors: the supplier of K252a, the unconjugated parent compound of SNA-120 and SNA-125, the supplier of GMP grade PEG polymers, and the manufacturer of the conjugated drug substance. We currently operate under purchase order programs for SNA-120 and SNA-125, and we intend to establish long-term supply agreements in the future. We believe our current drug substance contractors have the scale, the systems and the experience to supply all remaining and planned clinical trials. We need to scale-up our drug substance manufacturing processes and execute manufacturing transfers to enable commercial launch. To ensure continuity in our supply chain, we plan to establish supply arrangements with alternative larger scale suppliers for certain portions of our supply chain, as appropriate.

Our process uses synthetic procedures and commercially available raw materials. We have established an ongoing program to identify possible process changes to improve purity, yield and manufacturability, and process changes will be implemented as warranted and appropriate. The drug substances for SNA-120 and SNA-125 have historically shown stability adequate to support commercialization.

Drug Product

We are responsible for drug product manufacturing for all of our drug product candidates, including SNA-120 and SNA-125, in all territories. We currently operate under purchase order programs with our third-party manufacturers for SNA-120 and SNA-125 clinical drug product, and we intend to establish long-term supply agreements in the future.

We expect that the drug product for SNA-120 will be an ointment formulation for topical application, and we intend to assess multiple concentrations and formulations for SNA-125. Drug product manufacturing uses common processes and readily available materials. The formulation of SNA-120 we will use in our Phase 3 pivotal trials is the formulation anticipated for commercial launch, and which will be informed by our Phase 2b trial. The ointment formulation has historically shown stability at room temperature adequate to support commercialization. We believe our current SNA-120 drug product supply chain is sufficient to supply our anticipated Phase 2b and Phase 3 pivotal clinical trials.

Topical Photoparticle TherapyTM

We are responsible for supplying SNA-001 substance for all territories. Our current SNA-001 substance supply chain involves three contractors: the supplier of silver nanoplates for SNA-001, the supplier of our gel carrier and the manufacturer of the topical gel formulation.

We currently have an exclusive supply and license agreement with nanoComposix as the exclusive supplier of silver nanoplates. Under our agreement, nanoComposix has granted us an exclusive worldwide, royalty-bearing, sublicensable license under certain patents, patent applications, and know-how related to silver nanoplate technology owned by nanoComposix to use such technology in commercializing licensed products, including SNA-001, for certain aesthetic, cosmetic, medical, and veterinary fields of uses. We pay nanoComposix a fixed price per unit of silver nanoplates, as well as the greater of a fixed amount per year or low-single digit royalties on net sales of licensed products. Such royalties are payable on a country-by-country and product-by-product basis until the later of five years after the first commercial sale of the licensed product in the applicable country and the expiration of the last-to-expire valid claim of the licensed patents covering such licensed product in the country of sale.

Our agreement with nanoComposix expires upon the later of July 2021 or the expiration or abandonment of all valid claims under the patent rights licensed to us from nanoComposix. The agreement can also be terminated prior to expiration by (i) us for convenience, upon three months’ prior written notice, (ii) nanoComposix upon 30 days’ prior written notice of an uncured and undisputed material breach of the agreement, (iii) nanoComposix upon notice to us if we have not received FDA approval to sell a licensed product by August 2022, or (iv) either party upon certain bankruptcy or insolvency events of the other party.

However, during the term of this agreement, we are generally obligated to purchase our requirements of this key raw starting material from nanoComposix. The agreement provides us with the ability to, at our convenience, manufacture these materials ourselves or secure a specified percentage of our requirements of these materials from alternative sources, subject to our making certain negotiated payments to nanoComposix. In addition, in the event of a specified supply failure, we have the ability to secure materials from third parties or manufacture the materials ourselves and, in such a case, nanoComposix would be required to assist us with necessary technology transfer in exchange for a payment to be agreed-upon by the parties at such time.

We currently operate under a purchase order program with the supplier of our gel carrier and the manufacturer of the topical gel formulation, and we intend to establish long-term supply agreements with them or other suppliers. We believe our current SNA-001 substance contractors have the scale, the systems and the experience to supply our requirements of silver nanoplates, gel carriers, and topical gel formulations for all remaining and planned nonclinical studies, clinical trials and commercial launch.

Employees

As of December 31, 2017, we had 47 full-time employees, including a total of 14 employees with M.D. or Ph.D. degrees. Within our workforce, 30 employees are engaged in research and development and 17 in business development, finance, legal, human resources, facilities, information technology and general management and administration. None of our employees are represented by labor unions or, except for certain of our employees located in Italy, covered by collective bargaining agreements.

Facilities

Our corporate headquarters are located in Westlake Village, California, where we lease and occupy approximately 7,000 square feet of office space. On June 6, 2017 we amended our lease agreement to lease an additional 6,000 square feet of office space beginning in August 2017. The current term of our lease expires in February 2020, with an option to extend the term through 2023. We also lease a facility in Ivrea, Italy, which houses our research and development activities.

We believe our existing facilities, together with the additional office space we have leased beginning in August 2017, are adequate for our short-term needs. To meet the future needs of our business, we may lease additional or alternate space, and we believe suitable additional or alternative space will be available in the future on commercially reasonable terms.

Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. There are currently no claims or actions pending against us that, in the opinion of our management, are likely to have a material adverse effect on our results of operations, financial condition or cash flows. There are ongoing patent interference, inter partes review, or IPR, and opposition proceedings with respect to certain of our intellectual property rights relating to SNA-001 as described below.

Interference Proceeding

On October 8, 2015, Patent Interference No. 106,037 was declared by the Patent Trial and Appeal Board, or the PTAB, between our U.S. Patent No. 8,821,941, which is directed to treating hair follicles with plasmonic particles, and U.S. Patent Application No. 13/789,575, which lists Massachusetts General Hospital, or GHC, as assignee. On August 9, 2016, the PTAB entered judgment against GHC. On October 3, 2016, GHC filed an appeal of the interference judgment with the U.S. Court of Appeals for the Federal Circuit in matter No. 17-1012, which names GHC and Sebacia, Inc., or Sebacia, as real parties in interest. The parties filed their respective appellate briefs with the U.S. Court of Appeals for the Federal Circuit in the first quarter of 2017. On November 6, 2017, the U.S. Court of Appeals for the Federal Circuit heard oral arguments in this matter.

Inter Partes Review Proceedings

On October 7, 2016, we filed a petition with the PTAB for IPR challenging validity of certain claims of U.S. Patent No. 6,530,944, or the ‘944 patent, naming William Marsh Rice University, or Rice University, as patent owner. On October 18, 2016, the PTAB assigned the proceeding case number IPR2017-00045 and accorded the petition the filing date of October 7, 2016. On November 21, 2016, Rice University filed its mandatory notices, which name Rice University, exclusive licensee Nanospectra Biosciences, Inc., or Nanospectra, and sublicensee Sebacia as real parties in interest. Rice University filed a patent owner’s preliminary response on January 18, 2017 contesting institution of the IPR. On April 11, 2017, the PTAB issued a decision instituting the IPR proceeding. Rice University filed a patent owner response on June 28, 2017. We filed a reply on September 20, 2017. On December 18, 2017, the PTAB heard oral arguments in this matter.

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

On October 7, 2016, we filed a petition with the PTAB for IPR challenging validity of certain claims of U.S. Patent No. 6,685,730, or the ‘730 patent, naming Rice University as patent owner. On October 27, 2016, the PTAB assigned the proceeding case number IPR2017-00046 and accorded the petition the filing date of October 7, 2016. On November 21, 2016, Rice University filed its mandatory notices, which name Rice University, Nanospectra, and Sebacia as real parties in interest. Rice University filed a patent owner’s preliminary response to the IPR petition on January 27, 2017 contesting institution of the IPR. On April 21, 2017, the PTAB issued a decision instituting the IPR proceeding. Rice University filed a patent owner response on July 7, 2017. We filed a reply on September 27, 2017. On December 18, 2017, the PTAB heard oral arguments in this matter.

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

European Opposition Proceeding

On July 22, 2016, we filed a notice of opposition with the European Patent Office, or EPO, against European patent EP2343047, which patent names Rice University as applicant. On May 18, 2017, Rice University filed a response to the opposition. On December 21, 2017, we filed a response to Rice University’s May 18, 2017 submission. On February 2, 2018, Rice University filed a response to our December 21, 2017 submission. On February 28, 2018, the EPO heard oral arguments in this matter and rendered a decision restricting the claims of the Rice University patent.

For further information regarding risks regarding these proceedings and patent rights held by third parties, please see “Risk Factors—Risks Related to Our Intellectual Property.”

ITEM 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. You should carefully consider the risks described below and the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We are a clinical-stage biopharmaceutical company with a limited operating history and no products approved or cleared for commercial sale, and we have incurred significant losses since our inception. We anticipate that we will continue to incur losses for the foreseeable future, which, together with our limited operating history, makes it difficult to assess our future viability.

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have no products approved or cleared for commercial sale and have not generated any revenue from product sales and have incurred losses in each year since our inception in July 2010. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net losses were approximately $50.5 million and $21.2 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had an accumulated deficit of $85.9 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities and the acquisition of Creabilis plc, or Creabilis. Nonclinical studies and clinical trials for our product candidates will require substantial funds to complete. As of December 31, 2017, we had capital resources consisting of cash and cash equivalents of $74.5 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the nonclinical and clinical development of our lead product candidates, SNA-120 and SNA-125, as well as our ongoing pivotal trials for SNA-001, and the development of any other product candidates we may choose to pursue. These expenditures will include costs associated with conducting nonclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any nonclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our lead product candidates and any future product candidates. In addition, we are obligated to make certain milestone payments to former Creabilis shareholders upon the achievement of predetermined milestones, as well as success payments to certain of our existing stockholders if the market price of our common stock meets or exceeds certain specified share price thresholds. These payments, to the extent triggered and payable in cash, will also have an effect on our liquidity and capital needs. To the extent these success payment obligations are satisfied in shares of our common stock, holders of our common stock would be diluted.

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

Our future capital requirements depend on many factors, including:

•	the scope, progress, results and costs of researching and developing our lead product candidates or any future product candidates, and conducting nonclinical studies and clinical trials, in particular our ongoing additional Phase 2b and planned Phase 3 pivotal clinical trials of SNA-120, our ongoing [and planned] clinical trials of SNA-125 and our ongoing pivotal trials for SNA-001;

•	the timing of, and the costs involved in, obtaining regulatory approvals or clearances for our lead product candidates or any future product candidates;

•	the number and characteristics of any additional product candidates we develop or acquire;

•	the timing of any cash milestone payments to the former Creabilis shareholders if we successfully achieve certain predetermined milestones;

•	the timing and amount of any success payments we elect to pay in cash to certain of our existing stockholders if the market price of our common stock meets or exceeds certain specified share price thresholds;

•	the cost of manufacturing our lead product candidates or any future product candidates and any products we successfully commercialize, including costs associated with building out our supply chain;

•	the cost of commercialization activities if our lead product candidates or any future product candidates are approved or cleared for sale, including marketing, sales and distribution costs;

•	the cost of building a sales force in anticipation of product commercialization;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of any such agreements that we may enter into;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	the costs associated with maintaining subsidiaries, including Creabilis, in foreign jurisdictions;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including ongoing litigation costs related to SNA-001 and the outcome of this and any other future patent litigation we may be involved in; and

•	the timing, receipt and amount of sales of any future approved or cleared products, if any.

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

Our success payment obligations to certain of our stockholders are recorded as a liability on our balance sheet. Under generally accepted accounting principles in the United States, or GAAP, we are required to remeasure the fair value of this liability as of each quarter end. Factors that may lead to increases or decreases in the estimated fair value of this liability include, among others, changes in the value of our common stock, changes in the volatility of our common stock, changes in the applicable term of the success payments and changes in the risk-free interest rate. As a result, our operating results and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and from year to year and may reduce the usefulness of our GAAP financial statements. As of December 31, 2017 and 2016, the estimated fair value of the liability associated with the success payments was $3.3 million and $1.3 million, respectively.

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

To gain approval or clearance to market our product candidates, we must provide the FDA and foreign regulatory authorities with clinical data that adequately demonstrate the safety and efficacy of the product for the intended indication applied for in the applicable regulatory filing. Product development is long, expensive and uncertain processes, and delay or failure can occur at any stage of any of our clinical development programs. A number of companies in the biotechnology, pharmaceutical and medical device industries have suffered significant setbacks in clinical trials, even after promising results in earlier nonclinical or clinical studies. These setbacks have been caused by, among other things, nonclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct.

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

Our product candidates SNA-120, SNA-125 and SNA-001 are currently in clinical development. We currently have no products approved or cleared for sale, and we may never obtain regulatory approval or clearance to commercialize our lead product candidates. The research, testing, manufacturing, labeling, approval, clearance, sale, marketing and distribution of drug and medical device products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and such regulations differ from country to country. We are not permitted to market our product candidates in the United States or in any foreign countries until they receive the requisite approval or clearance from the applicable regulatory authorities of such jurisdictions.

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

Even if we eventually complete clinical testing and receive approval or clearance from the FDA or applicable foreign agencies for any of our product candidates, the FDA or the applicable foreign regulatory agency may grant marketing authorization contingent on the performance of costly additional clinical trials which may be required after approval. The FDA or the applicable foreign regulatory agency also may approve or clear our lead product candidates for a more limited indication or a narrower patient population than we originally requested, and the FDA, or applicable foreign regulatory agency, may not approve or clear our product candidates with the labeling that we believe is necessary or desirable for the successful commercialization of such product candidates. For example, SNA-120, if approved, may only receive a label covering pruritus, a symptom of psoriasis, but may not receive labeling covering the treatment of psoriasis.

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

Although our lead product candidates, SNA-120, SNA-125 and SNA-001, are in clinical development, we may experience delays in completing ongoing studies or trials and initiating planned studies or trials, and we cannot be certain that studies or trials for our product candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

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

Conducting a pivotal clinical trial and preparing, and obtaining marketing approval for, a product candidate is a complicated process. Although members of our management team have participated in pivotal trials and obtained marketing approvals for product candidates in the past while employed at other companies, we as a company have not done so. As a result, such activities may require more time and cost more than we anticipate. We are currently conducting pivotal trials for SNA-001 and we anticipate commencing pivotal Phase 3 clinical trials for SNA-120 after the completion of our additional Phase 2b clinical trial. Failure to successfully complete, or delays in, our pivotal trials or related regulatory submissions would prevent us from or delay us in obtaining regulatory approval for, or clearance of, our product candidates. In addition, it is possible that the FDA may refuse to accept for substantive review any NDAs or medical device marketing applications that we submit for our product candidates or may conclude after review of our applications that they are insufficient to obtain marketing approval or clearance of our product candidates. If the FDA does not accept our applications or issue marketing authorizations for our product candidates, it may require that we conduct additional clinical, nonclinical or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA or receipt of other marketing authorizations for any other applications that we submit may be delayed by several years or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs or clear our 510(k) submissions or grant other marketing authorizations.

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

We currently use only a single manufacturer for each component of the manufacturing process for each of our lead product candidates, and we have not yet engaged any manufacturers for the commercial supply of our product candidates. Although we intend to enter into such agreements prior to commercial launch of any of our product candidates, we may be unable to enter into any such agreement or do so on commercially reasonable terms, which could have a material adverse impact upon our business. Moreover, if there is a disruption to one or more of our third-party manufacturers’ or suppliers’ relevant operations, or if we are unable to enter into or maintain arrangements for the commercial supply of our product candidates on acceptable terms, we will have no other means of producing our lead product candidates until they restore the affected facilities or we or they procure alternative manufacturing facilities or sources of supply. Our ability to progress our nonclinical and clinical programs could be materially and adversely impacted if any of the third-party suppliers upon which we rely were to experience a significant business challenge, disruption or failure due to issues such as financial difficulties or bankruptcy, issues relating to other customers such as regulatory or quality compliance issues, or other financial, legal, regulatory or reputational issues. Additionally, any damage to or destruction of our third-party manufacturers’ or suppliers’ facilities or equipment may significantly impair our ability to manufacture our product candidates on a timely basis.

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

If approved for the treatment of pruritus, or the underlying psoriasis, SNA-120 and SNA-125 will face competition from a number of approved treatments for psoriasis, including branded topical drugs and generic versions where available. In many cases, these products have been developed, and are being marketed, by well-established companies such as Leo, Eli Lilly, Maruho, Valeant, Incyte, GlaxoSmithKline and Pfizer. We believe that SNA-125, if approved for the treatment of atopic dermatitis, will also face potential competition from well-established companies that market, or are expected to market, branded and generic corticosteroids or topical calcineurin inhibitors.

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

As of December 31, 2017, we had 47 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our lead product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of intellectual property, products or technologies. In December 2016, we acquired the entire issued share capital of Creabilis plc, which became our direct wholly-owned subsidiary. In connection with closing, we made an upfront payment of approximately $0.2 million in cash, issued 1,407,679 shares of our Series A-3 Preferred Stock to the former Creabilis shareholders and settled approximately $6.7 million of Creabilis liabilities. In October 2017, we commenced our additional Phase 2b clinical trial for SNA-120, triggering our first contingent milestone payment of $5.0 million, less certain offsets totaling approximately $0.3 million, which we satisfied by issuing an aggregate of 201,268 shares of common stock to the former Creabilis shareholders in December 2017 pursuant to the terms of the Share Purchase Agreement. Upon the achievement of certain additional clinical, regulatory and approval milestones for SNA-120 and SNA-125, we are obligated to pay the former Creabilis shareholders up to an aggregate of $53.0 million, which consists of an aggregate of $25.0 million in cash and $28.0 million in shares of our common stock. In addition, upon the achievement of certain annual net sales milestone thresholds for qualifying products, including SNA-120 and SNA-125, we are required to pay the former Creabilis shareholders up to an aggregate of $80.0 million in cash as well as one-time royalties of less than 1% on net sales of qualified products that exceed these net sales thresholds in the year such threshold is achieved.

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

We currently have limited international operations in Italy, the United Kingdom and Luxembourg. Doing business internationally, including any future efforts by us or a collaborator to commercialize our product candidates outside the United States, involves a number of risks related to these international markets or business relationships, including but not limited to:

•	different regulatory requirements for product approvals in foreign countries;

•	different approaches by reimbursement agencies regarding the assessment of the cost effectiveness of our products;

•	reduced protection for intellectual property rights in certain foreign countries;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	different reimbursement systems for dermatological medications and for clinicians treating patients with dermatological conditions;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	multiple, conflicting and changing laws and regulations such as privacy regulations, including General Data Protection Regulation, or GDPR, tax laws, export and import restrictions, employment laws, immigration laws, labor laws, regulatory requirements and other governmental approvals, permits and licenses;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

•	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;

•	difficulties in staffing and managing foreign operations by us or our collaboration partners;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	certain expenses including, among others, expenses for travel, translation and insurance;

•	limits in our or our collaboration partners’ ability to penetrate international markets;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;

•	potential liability resulting from activities conducted on our behalf by distributors or other vendors we engage;

•	regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act or the U.K. Bribery Act; and

•	business interruptions resulting from natural disasters, outbreak of disease or geopolitical actions, including war, terrorism, political unrest, boycotts, curtailment of trade or other business restrictions.

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

To date, we have never conducted a review of our internal control for the purpose of providing the reports required by these rules. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Securities Exchange Act of 1934, as amended. In order to report our results of operations and financial statements on an accurate and timely basis, we will depend, in part, on CROs to provide timely and accurate notice of their costs to us. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The Nasdaq Global Select Market or other adverse consequences that would materially harm to our business.

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

Our corporate headquarters and other facilities are located in the Northern Los Angeles Area, which in the past has experienced severe earthquakes, wildfires and mudslides. We do not carry earthquake insurance. Earthquakes, wildfires, mudslides or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.

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

The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, government files or penalties and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various international, federal and state privacy and security laws, if applicable, including the GDPR, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Clinical Health Act of 2009, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

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

Our research and development activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of our product and product candidates and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources, and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage.

Risks Related to Intellectual Property

Our Topical by DesignTM and Topical Photoparticle TherapyTM technologies and any future products that we commercialize could be alleged to infringe patent rights and other proprietary rights of third parties, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages and/or limit our ability to commercialize our products.

Our commercial success depends on our ability to develop, manufacture and market our Topical by DesignTM and Topical Photoparticle TherapyTM technologies and use our proprietary technology without infringing the patents and other proprietary rights of third parties. Intellectual property disputes can be costly to defend and may cause our business, operating results and financial condition to suffer. We operate in an industry with extensive intellectual property litigation. As the biopharmaceutical and dermatological product industries expand and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our products and technology of which we are not aware or that we may need to challenge to continue our operations as currently contemplated.

Whether merited or not, we may face allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including patents held by our competitors or by non-practicing entities. We may also face allegations that our employees have misappropriated the intellectual property rights of their former employers or other third parties. Litigation may make it necessary to defend ourselves by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. Regardless of whether claims that we are infringing patents or other intellectual property rights have merit, the claims can be time consuming, divert management attention and financial resources and are costly to evaluate and defend. Results of any such litigation are difficult to predict and may require us to stop treating certain conditions, obtain licenses or modify our products and features while we develop non-infringing substitutes, or may result in significant settlement costs. For example, litigation can involve substantial damages for infringement (and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees), and the court could prohibit us from selling or licensing our products unless the third-party licenses rights to us, which it is not required to do at a commercially reasonable price or at all. If a license is available from a third party, we may have to pay substantial royalties, upfront fees or grant cross-licenses to intellectual property rights for our products. We may also have to redesign our products so they do not infringe third-party intellectual property rights, which may not be possible at all or may require substantial monetary expenditures and time, during which our products may not be available for manufacture, use, or sale.

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

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Finally, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

With respect to adverse proceedings in which we are currently involved, we plan to vigorously protect our intellectual property rights. However as with all adverse proceedings, regardless of the merits of third-party claims, such proceedings are time-consuming and costly to litigate or settle and may divert managerial attention and resources away from our business objectives.

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

For further information regarding the proceedings in which we are currently involved, please see “[Part I, Item 3.] Legal Proceedings.”

If we are unable to obtain, maintain and enforce intellectual property protection directed to our Topical by DesignTM and/or Topical Photoparticle TherapyTM technology and any future technologies that we develop, others may be able to make, use, or sell products substantially the same as ours, which could adversely affect our ability to compete in the market.

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

In addition, we have a number of international patents and patent applications and expect to continue to pursue patent protection in many of the significant markets in which we intend to do business. The laws of some international jurisdictions may not protect intellectual property rights to the same extent as laws in the United States, and many companies have encountered significant difficulties in obtaining, protecting, and defending such rights in international jurisdictions. If we encounter such difficulties or we are otherwise precluded from effectively protecting our intellectual property rights in international jurisdictions, our business prospects could be substantially harmed. Varying filing dates in international countries may also permit intervening third parties to allege priority to certain technology.

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

Monitoring unauthorized use of our intellectual property is difficult and costly. From time to time, we review our competitors’ products, and may in the future seek to enforce our patents or other rights against potential infringement. However, the steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our competitors may also independently develop similar technology. Any inability to meaningfully protect our intellectual property could result in competitors offering products that incorporate our product or service features, which could reduce demand for our products. In addition, we may need to defend our patents from third-party challenges, such as (but not limited to) interferences, derivation proceedings, re-examination proceedings, post-grant review, inter partes review, third-party submissions, oppositions, nullity actions, or other patent proceedings. We may need to initiate infringement claims or litigation. Adverse proceedings such as litigation can be expensive, time consuming and may divert the efforts of our technical and managerial personnel, which could in turn harm our business, whether or not we receive a determination favorable to us. In addition, in an infringement proceeding, a court or other judicial body may decide that the patent we seek to enforce is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the patent in question does not cover the technology in question. An adverse result in any litigation could put one or more of our patents at risk of being invalidated or interpreted narrowly. Some of our competitors may be able to devote significantly more resources to intellectual property litigation and may have significantly broader patent portfolios to assert against us if we assert our rights against them. Further, because of the substantial discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be disclosed or otherwise compromised during litigation.

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

With respect to our Topical by DesignTM technology, if we do not obtain rights to commercialize certain compounds, there is a risk that such rights will be exploited by another entity. As with all licenses to third parties in specific fields of use, there is a risk of impermissible exploitation by such third parties outside the licensed field.

With respect to our Topical Photoparticle TherapyTM technology, if the nanoComposix agreement is terminated or narrowed, we could lose intellectual property rights that may be material to our Topical Photoparticle TherapyTM products. This agreement may be terminated by nanoComposix for our nonpayment or material breach, in either case, after the opportunity to cure and final determination in arbitration, or for our failure to receive FDA regulatory approval to sell a licensed product by August 2022, or for our insolvency or bankruptcy, or if we or our affiliate or future sublicensee initiates or voluntarily joins as a party to any legal action that challenges the validity or enforceability of the nanoComposix licensed patent rights, or nanoComposix’s title thereto, or by joint written agreement. We may enter into additional licenses and agreements in the future and, as with all such arrangements, if we do not comply with obligations, we may suffer adverse consequences. Likewise, we are party to several agreements that although do not currently have a material impact on intellectual property, may become material if certain obligations are not fulfilled by any of the contracting parties.

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

Risks Related to Government Regulation

The regulatory approval and clearance processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval or other marketing authorizations for our product candidates, our business will be substantially harmed.

The time required to obtain approval or other marketing authorizations by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval or any other marketing authorization for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval or clearance. Neither we nor any future collaborator is permitted to market SNA-120, SNA-125 or any future drug product candidates in the United States until we receive regulatory approval of an NDA from the FDA, nor can we or any future collaborator market SNA-001 or any future product candidates under the 510(k) clearance process in the United States until we receive clearance or marketing authorization from the FDA.

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

Even if we eventually complete clinical testing and receive approval or clearance of an FDA or foreign marketing application for our product candidates, the FDA or the applicable foreign regulatory agency may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-market clinical trials, and/or the implementation of a REMS, in the case of SNA-120, SNA-125 and any other drug product candidates, which may be required to ensure safe use of the drug after approval. The FDA or the applicable foreign regulatory agency also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally requested, and the FDA or applicable foreign regulatory agency may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and medical devices and to spur innovation, but its ultimate implementation is unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

In addition, we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these executive actions, including the Executive Orders, will be implemented, and the extent to which they will affect the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

We may be subject to healthcare laws and regulations relating to our business and could face substantial penalties if we are determined not to have fully complied with such laws, which would have an adverse impact on our business.

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

•	an annual, nondeductible fee payable by any entity that manufactures or imports specified branded prescription drugs and biologic agents;

•	an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States which, due to subsequent legislative amendments, has been suspended from January 1, 2016 to December 31, 2019, and, absent further legislative action, will be reinstated starting January 1, 2020;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts, which, through subsequent legislative amendments, was increased to 70%, off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs in certain states;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. The current Presidential Administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. It is uncertain the extent to which any such changes may impact our business or financial condition.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes include the Budget Control Act of 2011, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year and will remain in effect through 2025, and the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product and medical device pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and medical devices to purchase and which suppliers will be included in their prescription drug and other healthcare programs.

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

Recent U.S. tax legislation and future changes to applicable U.S. or foreign tax laws and regulations may have a material adverse effect on our business, financial condition and results of operations.

We are subject to income and other taxes in the U.S. and foreign jurisdictions. Changes in laws and policy relating to taxes or trade may have an adverse effect on our business, financial condition and results of operations. For example, on December 22, 2017, the U.S. government enacted significant tax reform, and certain provisions of the new law may adversely affect us. Changes include, but are not limited to, (i) a federal corporate tax rate decrease from 34% to 21% for tax years beginning after December 31, 2017, (ii) the transition of U.S. international taxation from a worldwide tax system to a partially territorial system, (iii) limitation of the deduction for net operating losses generated in tax years beginning after December 31, 2017 to 80% of current year taxable income, and (iv) eliminating carryback and providing for indefinite carryforwards for net operating losses generated in tax years beginning after December 31, 2017. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, and will be subject to interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable U.S. or foreign tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial conditions and results of operations.

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

Prior to our IPO in July 2017, there had been no public market for shares of our common stock. Our stock only recently began trading on The Nasdaq Global Select Market, but we can provide no assurance that we will be able to maintain an active trading market on The Nasdaq Global Select Market or any other exchange in the future. If an active market for our common stock does not develop or is not maintained, it may be difficult for our stockholders to sell shares without depressing the market price for the shares or at all. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications or technologies using our shares as consideration.

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

Based on the number of shares outstanding as of December 31, 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 52.6% of our voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 9, 2018, we had outstanding a total of approximately 20.7 million shares of common stock, of which 5.5 million shares are held by current directors, executive officers and their respective affiliates and may be subject to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. In addition, as of March 9, 2018, approximately 2.7 million shares of our common stock that are either subject to outstanding stock awards or reserved for future issuance under our employee benefit plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of approximately 4.7 million shares of our common stock, or approximately 22.6% of our total outstanding common stock as of December 31, 2017 will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

Our corporate headquarters are located in Westlake Village, California, where we lease and occupy 12,975 square feet of office space. The current terms of our lease expire February 29, 2020 with an option to renew for an additional 36  months.

ITEM 3. Legal Proceedings.

We are, and may from time to time continue to be, involved in various legal proceedings of a character normally incident to the ordinary course of our business. There are ongoing patent interference, inter partes review, or IPR, and opposition proceedings with respect to certain of our intellectual property rights relating to SNA-001 as described below.

Interference Proceeding

On October 8, 2015, Patent Interference No. 106,037 was declared by the Patent Trial and Appeal Board, or the PTAB, between our U.S. Patent No. 8,821,941, which is directed to treating hair follicles with plasmonic particles, and U.S. Patent Application No. 13/789,575, which lists Massachusetts General Hospital, or GHC, as assignee. On August 9, 2016, the PTAB entered judgment against GHC. On October 3, 2016, GHC filed an appeal of the interference judgment with the U.S. Court of Appeals for the Federal Circuit in matter No. 17-1012, which names GHC and Sebacia, Inc., or Sebacia, as real parties in interest. The parties filed their respective appellate briefs with the U.S. Court of Appeals for the Federal Circuit in the first quarter of 2017. On November 6, 2017, the U.S. Court of Appeals for the Federal Circuit heard oral arguments in this matter.

Inter Partes Review Proceedings

On October 7, 2016, we filed a petition with the PTAB for IPR challenging validity of certain claims of U.S. Patent No. 6,530,944, or the ‘944 patent, naming William Marsh Rice University, or Rice University, as patent owner. On October 18, 2016, the PTAB assigned the proceeding case number IPR2017-00045 and accorded the petition the filing date of October 7, 2016. On November 21, 2016, Rice University filed its mandatory notices, which name Rice University, exclusive licensee Nanospectra Biosciences, Inc., or Nanospectra, and sublicensee Sebacia as real parties in interest. Rice University filed a patent owner’s preliminary response on January 18, 2017 contesting institution of the IPR. On April 11, 2017, the PTAB issued a decision instituting the IPR proceeding. Rice University filed a patent owner response on June 28, 2017. We filed a reply on September 20, 2017. On December 18, 2017, the PTAB heard oral arguments in this matter.

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

On October 7, 2016, we filed a petition with the PTAB for IPR challenging validity of certain claims of U.S. Patent No. 6,685,730, or the ‘730 patent, naming Rice University as patent owner. On October 27, 2016, the PTAB assigned the proceeding case number IPR2017-00046 and accorded the petition the filing date of October 7, 2016. On November 21, 2016, Rice University filed its mandatory notices, which name Rice University, Nanospectra, and Sebacia as real parties in interest. Rice University filed a patent owner’s preliminary response to the IPR petition on January 27, 2017 contesting institution of the IPR. On April 21, 2017, the PTAB issued a decision instituting the IPR proceeding. Rice University filed a patent owner response on July 7, 2017. We filed a reply on September 27, 2017. On December 18, 2017, the PTAB heard oral arguments in this matter.

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

European Opposition Proceeding

On July 22, 2016, we filed a notice of opposition with the European Patent Office, or EPO, against European patent EP2343047, which patent names Rice University as applicant. On May 18, 2017, Rice University filed a response to the opposition. On December 21, 2017, we filed a response to Rice University’s May 18, 2017 submission. On February 2, 2018 Rice University filed a response to our December 21, 2017 submission. On Feb 28, 2018 the EPO heard oral arguments in this matter and rendered a decision restricting the claims of the Rice University patent.

For further information regarding risks regarding these proceedings and patent rights held by third parties, please see “Item 1A. Risk Factors—Risks Related to Our Intellectual Property.”

ITEM 4. Mine Safety Disclosures.

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been publicly traded on The Nasdaq Global Select Market under the symbol “SNNA” since our initial public offering on July 27, 2017. Prior to that time, there was no public market for our common stock. The following table sets forth on a per share basis, for the periods indicated, the low and high sale closing prices of our common stock as reported by The Nasdaq Global Select Market.

	High	Low
Year ended December 31, 2017
Third Quarter (beginning July 27, 2017)	$26.48	$18.86
Fourth Quarter	$25.31	$18.15

Holders

As of March 9, 2018, there were approximately 98 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

Information about securities authorized for issuance under existing equity compensation plans is incorporated by reference from the information in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Performance Graph

This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Sienna Biopharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph shows the total stockholder return of an investment of $100 in cash on July 27, 2017 (the first day of trading of our common stock), through December 31, 2017 for (i) our common stock, (ii) the Nasdaq Composite Index (U.S.) and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends; however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	Cumulative Total Return Date Ended
	7/27/2017 (Inception)	9/30/2017	12/31/2017
Sienna Biopharmaceuticals, Inc.	$100.00	$115.58	$94.29
Nasdaq Composite Index	100.00	101.78	108.17
Nasdaq Biotechnology Index	100.00	104.38	100.30

Recent Sales of Unregistered Securities

From January 1, 2017 through December 31, 2017, we sold and issued the following unregistered securities:

1.	In January and March 2017, we issued unsecured convertible promissory notes in the aggregate principal amount of approximately $3.9 million to eight accredited investors.

2.	In April 2017, we issued an aggregate of 3,364,260 shares of our Series B Preferred Stock at a price per share of either (i) $12.2366 in cash or (ii) with respect to 378,838 shares of Series B Preferred Stock issued upon conversion of convertible promissory notes issued by us, approximately $3.9 million in cancellation of indebtedness, for a total amount raised (including the cancellation of indebtedness) of approximately $40.4 million.

3.	Prior to filing our registration statement on Form S-8 in August 2017, we granted stock options and stock awards to employees, directors and consultants under our Amended and Restated 2010 Equity Incentive Plan, as amended, covering an aggregate of 422,111 shares of common stock, at a weighted-average average exercise price of $9.38 per share. Of these, options covering an aggregate of 7,671 shares were cancelled without being exercised.

4.	Prior to filing our registration statement on Form S-8 in August 2017, we granted stock options and stock awards to employees, directors and consultants under our 2017 Incentive Award Plan, covering an aggregate of 151,740 shares of common stock, at a weighted-average average exercise price of $15.00 per share.

5.	In December 2017, we issued an aggregate of 201,268 shares of our common stock. The information required by Item 701 of Regulation S-K with respect to such issuance was previously included in our Current Report on Form 8-K filed with the SEC on December 27, 2017, and accordingly such information is omitted pursuant to Item 5(a) of Form 10-K.

We claimed exemption from registration under the Securities Act for the sale and issuance of securities in the transactions described in paragraphs (1) through (2) by virtue of Section 4(a)(2) and/or Regulation D promulgated thereunder as transactions not involving any public offering. All of the purchasers of unregistered securities for which we relied on Section 4(a)(2) and/or Regulation D represented that they were accredited investors as defined under the Securities Act. We claimed such exemption on the basis that (a) the purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about the registrant or had access, through employment or other relationships, to such information and (b) appropriate legends were affixed to the stock certificates issued in such transactions.

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in paragraphs (3) and (4) above under Section 4(a)(2) of the Securities Act in that such sales and issuances did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of the year ended December 31, 2017.

ITEM 6. Selected Financial Data.

You should read the following selected consolidated financial data together with our audited consolidated financial statements, the related notes, the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included in this Annual Report on Form 10-K. The selected consolidated financial data included in this section are not intended to replace our audited consolidated financial statements and the related notes included elsewhere in this annual report.

We derived the selected statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated balance sheet data as of

December 31, 2015, is derived from audited financial statements that are not included in this Annual Report. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Statement of Operations Data:
Operating expenses:
Research and development	$30,484	$10,993	$2,407
General and administrative	18,087	9,696	8,703

Total operating expenses:	48,571	20,689	11,110

Loss from operations	(48,571)	(20,689)	(11,110)
Other income (expense), net	(2,264)	(473)	(184)

Net loss before taxes	(50,835)	(21,162)	(11,294)
Income tax benefit	290	—	—

Net loss	$(50,545)	$(21,162)	$(11,294)

Per share information:
Net loss, basic and diluted	$(5.19)	$(12.49)	$(6.61)

Basic and diluted weighted average shares outstanding	9,735	1,694	1,709

	As of December 31,
	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents(1)	$74,467	$9,091	$4,962
Working capital(1)	69,105	640	4,631
Total assets	136,847	62,377	5,754
Accumulated deficit	85,897	35,352	14,190
Total stockholders’ equity (1)	91,199	22,117	4,051

(1)	Increase in cash, cash equivalents, working capital and stockholders’ equity is due to our initial public offering for net proceeds of $66.4 million during 2017.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the section entitled “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

In addition, the following discussion and other parts of this report contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of this Annual Report on Form 10-K. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

Overview

We are a clinical-stage biopharmaceutical company focused on bringing innovations in biotechnology to the discovery, development and commercialization of first-in-class, targeted, topical products in medical dermatology and aesthetics. Our objective is to develop our multi-asset pipeline of topical therapies that enhance the health, appearance and quality of life of dermatology patients. We are advancing multiple product candidates derived from our Topical by Design™ platform, all of which are designed to be suitable for chronic administration in patients with inflammatory skin diseases and other dermatologic and aesthetic conditions. Our lead candidate from this platform, SNA-120, is a first-in-class inhibitor of Tropomyosin receptor kinase A, or TrkA, in Phase 2b clinical development for the treatment of pruritus, or itch, associated with psoriasis, as well as for psoriasis itself. Our second Topical by DesignTM product candidate, SNA-125, is a dual JAK3/TrkA inhibitor being developed for the treatment of atopic dermatitis, psoriasis and pruritus. Additionally, we have advanced SNA-001, a silver particle treatment derived from our Topical Photoparticle Therapy™ platform, into pivotal clinical trials for both acne vulgaris and the reduction of unwanted light-pigmented hair. We believe our management team is well-positioned to execute on our objectives, having served in clinical and commercial leadership roles at several marquee dermatology, aesthetics and biotechnology companies, including Kythera, Allergan, Medicis, and Amgen.

There is a significant opportunity to address the historical lack of innovation in topical products for dermatology patients. Recent advances in biotechnology have enabled the development of novel, biologic drugs which act on specific molecular targets and pathways, and have been utilized to address inflammatory disorders. However, despite having shown impressive efficacy, use of these drugs has been limited to patients with more severe forms of disease due to the potentially significant side effects associated with systemic administration and their relatively high cost. Accordingly, the 80-90% of dermatology patients who present with mild-to-moderate disease severity or more localized disease have not benefitted from these advances. Today, such patients typically resort to non-specific, topical therapies such as corticosteroids and emollients, which are either marginally effective or unsuitable for chronic administration due to their side effects. We are focused on filling this innovation gap in dermatology by developing targeted topical products suitable for chronic administration to serve the vast majority of patients suffering from these inflammatory skin diseases and other dermatologic and aesthetic conditions.

Through our proprietary Topical by DesignTM platform we develop targeted, topical treatments for inflammatory skin diseases and other conditions by creating new chemical entities, or NCEs, based on small molecules with well understood mechanisms of action. Using this technology, we site-selectively direct the conjugation of small polyethylene glycol, or PEG, polymers to selected pharmacologically active compounds. This modification alters the pharmacological activity of the active compound to refine its target selectivity while also changing its physicochemical profile. The resulting NCEs are designed to permeate the skin or other targeted surfaces, such as the eye, the gastrointestinal tract or the respiratory tract, for highly localized delivery of the drug against the selected targets or pathway, while minimizing systemic exposure. By utilizing this targeted, topical approach, we create topical therapies that are specifically designed to be highly effective and suitable for chronic administration. Our lead product candidates from our Topical by DesignTM platform are:

•

SNA-120 (pegcantratinib), a first-in-class topical TrkA inhibitor for the treatment of pruritus associated with psoriasis, and which may also be effective for the treatment of psoriasis itself. A Phase 2b trial was completed for SNA-120 that demonstrated statistically significant improvements in pruritus associated with psoriasis, positive trends in the improvement of psoriasis severity, and a favorable safety and tolerability profile. We initiated a second Phase 2b clinical trial in October 2017 in order to expand our understanding of SNA-120 in pruritus and the underlying psoriasis and provide additional endpoint evaluation and validation, with data expected in the first quarter of 2019.

•	SNA-125, a topical Janus kinase 3 (JAK3)/TrkA inhibitor with the potential to treat various inflammatory conditions, including atopic dermatitis, psoriasis and pruritus. Nonclinical studies have demonstrated anti-inflammatory activity in an animal model, and a favorable safety profile. We believe that by inhibiting both JAK3 and TrkA, SNA-125 has the potential to be a differentiated, best-in-class topical therapy. We initiated first-in-human, Phase 1/2 proof-of-concept clinical trials in February 2018 for psoriasis and in March 2018 for atopic dermatitis, with data expected in the third and fourth quarters of 2018, respectively.

Our second technology platform, Topical Photoparticle TherapyTM, utilizes silver particles applied to the skin to direct the light from commercially available lasers to the sebaceous gland and hair follicle to cause selective photothermolysis, a method of using light energy to produce heat in a specific tissue and facilitate local tissue injury. SNA-001, our lead product candidate from this platform, is a topical suspension of silver particles under development for the treatment of acne and for the reduction of light-pigmented hair, including white, gray, blonde, light brown and light red hair. In the case of acne, SNA-001 targets one of the key structures implicated in the pathogenesis of acne, the sebaceous gland. In the case of unwanted light or mixed pigmented hair, which cannot be removed with lasers alone, SNA-001 targets the hair follicle. Our studies have shown significant reductions in acne lesions and in light-pigmented hair following a small number of procedures with SNA-001. We are currently conducting three pivotal trials for the treatment of acne and anticipate reporting initial topline data from these studies in the second half of 2018. Concurrently, we are conducting three pivotal trials for SNA-001 for the reduction of light-pigmented hair, with initial topline data expected in the second half of 2018. Assuming data from these trials are positive, we expect to file the first 510(k) premarket notifications in the second half of 2019 for both indications.

Prescription medical dermatology products represented an approximately $19 billion global market in 2016, which is projected to grow to over $25 billion by 2020. Prescription drugs indicated for the treatment of psoriasis, atopic dermatitis and acne accounted for approximately 50% of this market, and we believe that the treatment of pruritus, which affects the vast majority of psoriasis and atopic dermatitis patients and a large percentage of patients with other chronic conditions, presents a substantial additional market opportunity. Demand for treatments of dermatologic conditions is driven, in part, by the highly visible nature of skin disease and distressing symptoms the patient experiences, such as itch, burning, or pain, all of which negatively impact quality of life. As new products are developed to address these unmet needs, we believe patients, physicians and payors will prefer the use of effective topical treatments that are suitable for chronic use in the broader patient population. We design and develop our targeted topical products with these criteria in mind, and believe they will play an important role in the treatment of various underserved skin conditions in the future.

The market for non-surgical, aesthetic dermatologic procedures was estimated at $6.8 billion in the United States in 2016, and is characterized by the significant willingness of patients to pay out of pocket for aesthetic improvements. In addition to addressing acne in the medical dermatology market, our Topical Photoparticle TherapyTM platform targets an aesthetic market opportunity in the reduction of unwanted light-pigmented hair, and we believe our Topical Photoparticle TherapyTM product candidate SNA-001, if cleared, will play an important role in the market for non-surgical, aesthetic dermatologic procedures.

In comparison to many other segments of the biopharmaceutical industry, we believe that product development and commercialization in medical dermatology and aesthetics can be relatively efficient in terms of time and cost. In many cases, clinical studies to evaluate efficacy and safety are conducted using well established endpoints and regulatory pathways that allow for comparatively modest sample sizes and shorter durations of therapy. Additionally, the prescribing base of dermatologists in the United States is relatively concentrated compared to other medical specialties. We believe a targeted, specialty sales and marketing organization focused on dermatologists and aesthetic physicians will allow us to directly address these physicians and capture market share for our product candidates in North America. To realize the full commercial potential of our product candidates in other geographic markets and sales channels, we will evaluate alternate commercialization strategies, including licensing and co-commercialization agreements with third parties. We believe that these industry dynamics provide an attractive backdrop to establish ourselves as a leader in medical dermatology and aesthetic product development and commercialization.

We have assembled a management team with extensive experience in product development and commercialization at several leading dermatology, aesthetics and biotechnology companies, including Kythera, Allergan, Medicis, and Amgen. In these roles, members of our senior management team were integrally involved in securing regulatory approval from the U.S. Food and Drug Administration, or FDA, for multiple new dermatology and aesthetic products, and establishing several leading global brands, including Botox, Juvederm, Kybella, Latisse, Dysport, Restylane, and Solodyn. We believe this collective experience and achievement provides us with significant and differentiated insight into scientific, regulatory and commercial aspects of drug development that can influence our overall success, as well as a broad network of relationships with leaders within the industry and medical community.

Since our inception in 2010, we have invested a significant portion of our efforts and financial resources in research and development activities and the acquisition of Creabilis plc, or Creabilis, in December 2016. We have not generated any revenue from product sales and, to date, have funded our operations primarily through private and public equity issuances and debt offerings. At December 31, 2017, we had cash and cash equivalents of $74.5 million. In August 2017, we completed our initial public offering, or IPO, of our common stock pursuant to which we issued 4,983,333 shares of our common stock at a price to the public of $15.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 650,000 additional shares. Our net proceeds, after deducting underwriting discounts, commissions and offering related transaction costs, were $66.4 million.

We have incurred net losses in each year since inception, including net losses of $50.5 million, $21.2 million and $11.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $85.9 million. We expect to continue to incur losses for the foreseeable future and expect to incur increased expenses as we advance our product candidates through clinical trials and regulatory submissions. We do not expect to generate revenue from product sales unless, and until, we obtain regulatory approval or clearance from the U.S. Food and Drug Administration, or FDA, for our product candidates. If we obtain regulatory approval or clearance for our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, we expect that our expenses will increase substantially as we continue nonclinical studies and clinical trials for, and research and development of, our product candidates and maintain, expand and protect our intellectual property portfolio. As a result, we will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through equity or debt financings or other sources, such as potential collaboration agreements. Our failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, consolidated results of operations and financial condition.

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

On December 6, 2016, we acquired our Topical by DesignTM platform and related product candidates, SNA-120 and SNA-125, through our acquisition of Creabilis, in exchange for an upfront payment of approximately $0.2 million in cash, 1,407,679 shares of Series A-3 Preferred Stock with a fair value of

$11.2 million, the settlement of $6.7 million of liabilities, and certain contingent payments. Upon closing of the transaction, Creabilis became our direct wholly owned subsidiary. We will be required to make contingent payments in cash and stock upon the achievement of certain development, approval and sales milestones. In particular, upon the achievement of certain specified development and approval milestones for SNA-120 and SNA-125, we are obligated to pay the former Creabilis shareholders up to an aggregate of $58.0 million, which consists of an aggregate of $25.0 million in cash and $33.0 million in shares of our common stock. In addition, upon the achievement of certain annual net sales milestone thresholds for qualifying products, including SNA-120 and SNA-125, we are required to pay the former Creabilis shareholders up to an aggregate of $80.0 million in cash as well as one-time royalties of less than 1% on net sales of qualified products that exceed these net sales thresholds in the year such threshold is achieved. In October 2017, we commenced our additional Phase 2b clinical trial for SNA-120, triggering our first contingent milestone payment of $5.0 million, less certain offsets totaling approximately $0.3 million, which we satisfied by issuing an aggregate of 201,268 shares of common stock in December 2017 to the former Creabilis shareholders pursuant to the terms of the Share Purchase Agreement. See “—Critical Accounting Policies and Use of Estimates—Creabilis Acquisition” below.

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

We expect to continue to incur substantial research and development expenses in the future as we develop our product candidates. In particular, we expect to incur substantial research and development expenses for the additional Phase 2b trial for SNA-120, the nonclinical studies and clinical trials for SNA-125 and the completion of our ongoing pivotal trials for SNA-001. We also expect to continue investing in our internal research and development efforts to develop new product candidates for dermatology, aesthetics and other therapeutic areas.

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

While our significant accounting policies are more fully described in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements and understanding and evaluating our reported financial results.

Clinical Trial Accruals

As part of the process of preparing our consolidated financial statements, we are required to estimate expenses resulting from our obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate trial expenses in our consolidated financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, we adjust the rate of clinical expense recognition if actual results differ from our estimates. We make estimates of accrued expenses as of each balance sheet date in our consolidated financial statements based on the facts and circumstances known at that time. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. Through December 31, 2017, there have been no material adjustments to our prior period estimates of accrued expenses for clinical trials. Our clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations and other third-party vendors.

In-Process Research and Development and Goodwill

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date (which is regarded as their cost). Intangible assets related to in-process research and development, or IPR&D, are treated as indefinite lived intangible assets and not amortized until completion of the associated research and development efforts, typically upon regulatory approval. At that time, we will determine the useful life of the asset and begin amortization. Intangible assets are reviewed for impairment at least annually, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and upon establishment of technological feasibility or regulatory approval. There were no impairments of intangible assets for the years ended December 31, 2017 and 2016.

Determining fair value for purposes of an impairment analysis requires us to make significant estimates and assumptions regarding the amount and timing of costs to complete the project and the amount, timing and probability of achieving revenues from the completed product similar to how the acquisition date fair value of the project was determined. There are often major risks and uncertainties associated with IPR&D projects as we are required to obtain regulatory approvals in order to be able to market these products. Such approvals require completing clinical trials that demonstrate a product candidate is safe and effective. Consequently, the eventual realized value of the acquired IPR&D project may vary from its fair value at the date of acquisition, and IPR&D impairment charges may occur in future periods which could have a material adverse effect on our results of operations.

We believe our estimations of future cash flows used for assessing impairment of long-lived assets are based on reasonable assumptions given the facts and circumstances as of the related dates of the assessments.

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination. We evaluate goodwill for impairment annually and upon the occurrence of triggering events or substantive changes in circumstances that could indicate a potential impairment. An impairment loss is recognized when the fair value of the reporting unit to which the goodwill relates is below its carrying value for the difference between the fair value and its carrying amounts. There was no impairment of goodwill for the years ended December 31, 2017 and 2016.

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

Upon their issuance, the success payments did not require any future service to be provided by the recipients and as such, the success payments were accounted for under accounting guidance for derivatives and hedging. Accordingly, we recorded an initial liability at fair value and will remeasure the liability each reporting period, with changes being recognized in the consolidated statement of operations in other income and expense. The fair value of the success payments liability was estimated based on a third-party valuation using a model which simulates the future movement of stock prices based on several key variables. The following variables were incorporated in the estimated fair value of the success payment liability: estimated term of the success payments, fair value of common stock, expected volatility, and risk-free interest rate. The computation of expected volatility was estimated using a combination of available information about the historical volatility of stocks of similar publicly-traded companies for a period matching the expected term assumption. Based on this analysis, we recorded a liability of $0.7 million upon execution of the Success Payments Agreement in October 2015. The change in the fair value of the liability through December 31, 2015 was de minimis. During the years ended December 31, 2017 and 2016 we recorded net other expense of $2.0 million and $0.6 million, respectively, due to remeasurement of the liability.

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

Stock-Based Compensation

We measure employee and director stock-based compensation expense for all stock-based awards at the grant date based on the fair value measurement of the award. The expense is recorded on a straight-line basis over the requisite service period, which is generally the vesting period, for the entire award. Expense is adjusted for actual forfeitures of unvested awards as they occur. Stock options issued to non-employees are valued on their grant date and remeasured at the current fair value at the end of each reporting period until they vest.

We calculate the fair value measurement of stock options using the Black-Scholes valuation model. In determining the fair value of stock options granted, the following weighted average assumptions were used in the

Black-Scholes option-pricing model for awards granted for the years ended December 31, 2017 and 2016. There were no options granted during the year ended December 31, 2015.

	Year Ended December 31,	Year Ended December 31,
	2017	2016
Expected stock price volatility	59.13–64.09%	46.72–54.76%
Expected dividend yield	—%	—%
Expected term (in years)	5.3–10.0	4.0–10.0
Risk-free interest rate	1.77–2.60%	1.12–2.42%

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

We recorded noncash stock-based compensation expense for employee and nonemployee stock option grants for the years ended December 31, 2017, 2016, and 2015, as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Research and development	$487	$104	$8
General and administrative	1,625	254	103

	$2,112	$358	$111

As of December 31, 2017, there was $6.7 million of unrecognized compensation expense related to unvested employee stock award agreements, which is expected to be recognized over a weighted-average period of approximately 3.28 years. For stock option awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award.

Prior to its termination in connection with the effectiveness of our 2017 Incentive Award Plan, our 2010 Equity Incentive Plan allowed us to grant to employees the right to exercise stock options in exchange for cash before the requisite services are provided (e.g., before the award is vested under its original terms); however, such arrangements permit us to subsequently repurchase such shares at the exercise price if the employee ceases to be a service provider. Such an exercise is not substantive for accounting purposes. Therefore, the payment received for the exercise price is recognized as an early exercise liability in the consolidated balance sheets and will be transferred to common stock and additional paid in capital as such shares vest. As of December 31, 2017 and December 31, 2016, 546,065 and 896,758 unvested shares were issued and outstanding, respectively. In connection with these unvested shares, we recorded an early exercise liability as of December 31, 2017 and December 31, 2016 of $0.5 million and $0.8 million, respectively, of which $0.2 million and $0.4 million is included in other current liabilities and $0.3 million and $0.4 million is included in other non-current liabilities in the consolidated balance sheet at December 31, 2017 and 2016, respectively. These shares are excluded from basic net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature.

Creabilis Acquisition

In December 2016, we entered into a Share Purchase Agreement, or the Purchase Agreement, to acquire the entire issued share capital of Creabilis. Upon closing of the transaction, we obtained the Topical by DesignTM platform and related product candidates, SNA-120 and SNA-125. Upon closing, Creabilis became our direct wholly-owned subsidiary in exchange for an upfront payment of approximately $0.2 million in cash, 1,407,679 shares of Series A-3 convertible preferred stock with a fair value of $11.2 million, the settlement of $6.7 million of liabilities and certain contingent payments up to an aggregate of $58.0 million in a combination of cash and stock upon the achievement of certain development and approval milestones. In addition, we are obligated to make certain contingent payments up to an aggregate of $80.0 million in cash upon the achievement of certain annual net sales thresholds and one-time cash royalties of less than 1% of the amount by which annual net sales exceed each threshold in the year such threshold is achieved. Where milestone payments are required to be paid in stock, the number of shares will be determined based on the volume weighted average price of the common stock as reported on Nasdaq, for the preceding 20-day trading period.

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

The agreement to pay the future milestones and potential one-time royalties resulted in the recognition of contingent consideration, which was recognized at the inception of the transaction. Other than these payments, subsequent changes to the estimated amounts of contingent consideration to be paid are recognized in the consolidated statement of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, which are based on expected product sales, probabilities around the achievement of certain development, approval and sales milestones and other assumptions. Based on these assumptions, the fair value of the contingent consideration was determined to be $22.9 million as of December 31, 2017 and $24.1 million at the date of acquisition and at December 31, 2016. The fair value of the contingent consideration was determined by a third-party valuation firm by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate commensurate with our cost of capital and expectation of the revenue growth for products based on their life cycle stage.

We recorded a deferred tax liability of $9.4 million for the non-deductible in-process research and development intangible assets acquired on the date of the acquisition. The deferred tax liability is a foreign denominated liability subject to translation at each balance sheet date and had a carrying value of $11.0 million and $9.3 million at December 31, 2017 and 2016, respectively. The change in carrying value during the year ended December 31, 2017 was related to $0.3 million of certain tax adjustments during the measurement period and translation adjustments of $1.3 million. The recording of the deferred tax liability resulted in goodwill in the amount of $9.8 million on the date of acquisition. Goodwill is foreign denominated and subject to translation at each balance sheet date and had a carrying value of $11.5 million and $9.7 million at December 31, 2017 and 2016, respectively. The change in carrying value during the year ended December 31, 2017 was due to certain adjustments during the measurement period of $0.4 million and translation adjustments of $1.4 million. The net impact of all translation adjustments is included in other comprehensive loss. Goodwill will not be amortized but will be tested at least annually for impairment. No impairment has been recognized as of December 31, 2017 or 2016.

For the years ended December 31, 2017 and 2016, the Creabilis net loss included in our consolidated statement of operations was $2.6 million and $0.2 million, respectively.

Net Operating Loss and Research and Development Carryforwards

As of December 31, 2017, we had deferred tax assets of $27.2 million and deferred tax liabilities of approximately $11.0 million. The deferred tax assets have been offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of net operating loss, or NOL carryforwards. As of December 31, 2017, we had federal and state NOL carryforwards of $44.4 million and foreign NOL carryforwards of $38.1 million available to potentially offset future taxable income. As of December 31, 2017, we also had federal research and development tax credit carryforwards of approximately $1.4 million available to potentially offset future federal income taxes. The federal and state NOL carryforwards and research and development tax credit carryforwards expire at various dates between 2031 and 2037. In general, if we experience a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period, or a Section 382 ownership change, utilization of our pre-change NOL or research and development tax credit carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended. Such limitations may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization and may be substantial. We have not conducted an assessment to determine whether there may have been a Section 382 ownership change. If we have experienced a Section 382 ownership change or if we experience a Section 382 ownership change as a result of future changes in our stock ownership, some of which changes are outside of our control, the tax benefits related to the NOL or research and development tax credit carryforwards may be limited or lost.

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$30,484	$10,993	$19,491	177%
General and administrative	18,087	9,696	8,391	87

Total operating expenses	48,571	20,689	27,882	135

Loss from operations	(48,571)	(20,689)	(27,882)	135
Other income (expense), net	(2,264)	(473)	(1,791)	379

Net loss before taxes	(50,835)	(21,162)	(29,673)	140
Income tax benefit	290	—	290	*

Net loss	$(50,545)	$(21,162)	$(29,383)	139%

*	Percentage not meaningful.

Research and development expenses

Research and development expenses were $30.5 million for the year ended December 31, 2017, compared to $11.0 million for the year ended December 31, 2016. The increase in research and development expenses is primarily due to an increase in clinical trial costs of $10.5 million as result of the progression of our pivotal SNA-001 studies and initiation of SNA-120 and SNA-125 studies. Other increases in research and development expenses include personnel related costs such as wages, taxes and bonuses of $2.8 million due to an increase in headcount, manufacturing costs of $3.9 million to support the increase in the clinical trial activity, and research, consulting and other outside services of $2.3 million.

General and administrative expenses

General and administrative expenses were $18.1 million for the year ended December 31, 2017, compared to $9.7 million for the year ended December 31, 2016. The increase of $8.4 million was due to an increase in the fair value of the contingent consideration liability relating to the acquisition of Creabilis of $3.0 million. This liability relates to the amounts we agreed to pay based on the achievement of certain development, approval and sales milestones and is revalued at each balance sheet date based on a third-party valuation. The change in the fair value at each balance sheet date is recorded as general and administrative expense. The remaining increase relates to an increase of $4.1 million in personnel and related costs and an increase in outside service and legal fees of $2.8 million related to becoming a public company, offset by $1.5 million of transaction costs for the Creabilis acquisition in the prior year.

Other income (expense), net

Other income and expense was a net expense of $2.3 million and $0.5 million for the years ended December 31, 2017 and 2016, respectively. The increase in other expense is primarily due to $2.0 million related to the change in the fair value of the success payment liability, plus $0.7 million for the amortization of the debt discount relating to the convertible promissory notes that we issued in January and March 2017, the “Series B Bridge Notes”, which converted into shares of our Series B Preferred Stock in April 2017. Other expense was offset by interest earned on the proceeds from our IPO during 2017.

Income tax benefit

Income tax benefit for the year ended December 31, 2017 was $0.3 million. The income tax benefit resulted from a deferred tax liability recorded in additional paid in capital in the consolidated balance sheets during the first quarter of 2017 relating to the beneficial conversion feature due to the 15% discount on conversion of the convertible notes that was bifurcated and allocated to additional paid in capital during the first quarter of 2017. See further discussion in Note 8, “Convertible Notes” and Note 13, “Income Taxes” of our audited consolidated financial statements in this Annual Report on Form 10-K.

Comparison of the Years Ended December 31, 2016 and 2015

The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$10,993	$2,407	$8,586	357%
General and administrative	9,696	8,703	993	11

Total operating expenses	20,689	11,110	9,579	86

Loss from operations	(20,689)	(11,110)	(9,579)	86
Other income (expense), net	(473)	(184)	(289)	157

Net loss	$(21,162)	$(11,294)	$(9,868)	87%

Research and development expenses

Research and development expenses were $11.0 million for the year ended December 31, 2016, compared to $2.4 million for the year ended December 31, 2015. The increase of $8.6 million was primarily due to increases in headcount related expenses, ramp up of manufacturing costs, and expenses related to clinical trial materials to support our ongoing SNA-001 pivotal trial. Headcount related costs including wages, taxes, bonuses and travel expenses increased by $3.1 million. Clinical trial costs for SNA-001 increased by $3.7 million and manufacturing costs increased by $1.7 million.

General and administrative expenses

General and administrative expenses were $9.7 million for the year ended December 31, 2016, compared to $8.7 million for the year ended December 31, 2015. The increase of $1.0 million was due to an increase of $1.7 million in transaction costs associated with the Creabilis acquisition, a $1.6 million increase in personnel and related costs, and an increase in outside services of $2.6 million for legal, tax and audit fees, recruiting costs, market research studies and other administrative services. These increases were offset by $4.1 million of expense recorded in 2015 for a one-time repurchase of shares in excess of their fair market value, and $0.7 million related to recording the success payment liability.

Other income (expense), net

Other income and expense was a net expense of $0.5 million and $0.2 million for the years ended December 31, 2016 and 2015, respectively. The $0.5 million net expense in 2016 was due primarily to $0.6 million in connection with the remeasurement of the success payment liability. Other expense of $0.5 million in the year ended December 31, 2015 was primarily due to the interest expense on the convertible promissory notes issued in three tranches in December 2014, May 2015 and August 2015, all of which converted into Series A-3 Preferred Stock in October 2015. The $0.5 million expense in 2015 was offset by $0.3 million for a one-time payment received in 2015 for a non-refundable payment in connection with the negotiation of a potential agreement, which terminated without further commitment.

Liquidity, Capital Resources and Requirements

We have incurred operating losses and have an accumulated deficit as a result of ongoing efforts to develop our product candidates, including conducting nonclinical and clinical trials and providing general and administrative support for these operations. We had an accumulated deficit of $85.9 million and $35.4 million as of December 31, 2017 and 2016, respectively. We had net losses of $50.5 million, $21.2 million and $11.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. We had net cash used in operating activities of $41.1 million, $17.7 million and $10.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. We anticipate that operating losses and net cash used in operating activities will increase over the next several years as we further develop SNA-120 and SNA-125, move into later and more costly stages of product development, develop new product candidates, hire personnel and prepare for regulatory submissions and the commercialization of our product candidates.

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

We believe that our current capital resources will be sufficient to fund operations through at least the next twelve months based on our expected cash burn rate. We will need to raise substantial additional capital to fund our operations through the sale of our equity securities, incurring debt, entering into licensing or collaboration agreements with partners, grants or other sources of financing. There can be no assurance that sufficient funds will be available to us at all or on attractive terms when needed from these sources. If we are unable to obtain additional funding from these or other sources when needed it may be necessary to significantly reduce our current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of researching and developing our lead product candidates or any future product candidates, and conducting nonclinical studies and clinical trials, in particular our Phase 2b and planned Phase 3 pivotal clinical trials of SNA-120, our ongoing pivotal trials for SNA-001, our other nonclinical studies, ongoing proof-of-concept trials and our other planned clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals or clearances for our lead product candidates or any future product candidates;

•	the number and characteristics of any additional product candidates we develop or acquire;

•	the timing of any cash milestone payments to the former Creabilis shareholders if we successfully achieve certain predetermined milestones;

•	the timing and amount of any success payments we elect to pay in cash to certain of our existing shareholders if the market price of our common stock meets or exceeds certain specified share price thresholds;

•	the cost of manufacturing our lead product candidates or any future product candidates and any products we successfully commercialize, including costs associated with building our supply chain;

•	the cost of commercialization activities if our lead product candidates or any future product candidates are approved or cleared for sale, including marketing, sales and distribution costs;

•	the cost of building a sales force in anticipation of product commercialization;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of any such agreements that we may enter into;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	the costs associated with maintaining subsidiaries in foreign jurisdictions;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including ongoing litigation costs related to SNA-001 and the outcome of this and any other future patent litigation we may be involved in; and

•	the timing, receipt and amount of sales of any future approved or cleared products, if any.

Cash Flows Comparison of the Years Ended December 31, 2017, 2016 and 2015

The following table sets forth our cash flows for each of the three years ended December 31, 2017, 2016 and 2015:

	(in thousands) Year Ended December 31,
	2017	2016	2015
Net cash provided by (used in)
Operating activities	$(41,084)	$(17,682)	$(9,979)
Investing activities	(266)	(7,059)	(88)
Financing activities	106,778	28,842	14,620
Effect of exchange rate changes on cash	(52)	28	—

Net increase in cash and cash equivalents	$65,376	$4,129	$4,553

Net Cash Used in Operating Activities

During the year ended December 31, 2017, net cash used in operating activities was $41.1 million and consisted primarily of a net loss of $50.5 million, offset by the increase in fair value of both the success payment liability and the contingent consideration of $2.0 million and $3.0 million, respectively, the amortization of the debt discount of $0.7 million associated with the Series B Bridge Notes, and the non-cash stock-based compensation expense of $2.1 million. In addition, there was an increase in prepaid expenses and other current assets of $1.3 million primarily relating to the prepayment of insurance and prepaid clinical trial expenses. This was offset by the $2.9 million favorable change in accounts payable and other accrued liabilities due to our overall growth and increased research and development spending.

During the year ended December 31, 2016, net cash used in operating activities was $17.7 million and consisted primarily of a net loss of $21.2 million, a $2.9 million favorable change in accounts payable and other accrued liabilities and non-cash amounts related to stock-based compensation expense of $0.4 million. The increase in accounts payable and other accrued liabilities was due to accrued transaction costs of $1.2 million related to the acquisition of Creabilis, additional accruals of $0.7 million in connection with headcount related expenses as well as a $1.0 million increase in accounts payable relating to our overall growth and increased research and development spending.

During the year ended December 31, 2015, net cash used in operating activities was $10.0 million and consisted primarily of a net loss of $11.3 million, a $0.6 million increase in prepaid expenses and other current assets related to contract research organization pre-funding payments offset by a $0.7 million non-cash amount recorded for the fair value of the success payments and a $0.4 million non-cash amount relating to the conversion of notes plus a $0.7 million increase in accounts payable and other accrued liabilities, primarily related to an increase in accounts payable as a result of growth and the timing of payments.

Net Cash Used in Investing Activities

During the year ended December 31, 2017, net cash used in investing activities was $0.3 million and represented purchases of property and equipment.

During the year ended December 31, 2016, net cash used in investing activities was $7.1 million, of which $6.8 million related to the purchase of Creabilis.

Net cash used in investing activities was $0.1 million during the year ended December 31, 2015 and represented purchases of property and equipment.

Net Cash Provided by Financing Activities

During the year ended December 31, 2017, net cash provided by financing activities was $106.8 million from the proceeds received from our IPO, the issuance of our Series B Bridge Notes and the issuance of our Series B Preferred Stock.

During the year ended December 31, 2016, net cash provided by financing activities was $28.8 million, consisting primarily of $28.0 million in proceeds from the sale of our Series A-3 Preferred Stock plus the exercise of employee stock options.

During the year ended December 31, 2015, net cash provided by financing activities was $14.6 million, consisting of $18.6 million from proceeds from our Series A-3 Preferred Stock financing offset by the repurchase of common stock and preferred stock of $3.2 million.

Contractual Obligations and Contingent Liabilities

The following is a summary of our long-term contractual cash obligations as of December 31, 2017 (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$925	$419	$506	$—	$—

In June 2017, we amended the lease agreement for our headquarters in Westlake Village, California to include approximately 6,000 additional square feet of office space, beginning August 21, 2017 and to provide for an allowance for leasehold improvement of up to $0.1 million. The amended lease expires on February 29, 2020 and includes a renewal option for a term of three years. The expansion space is subject to fixed rate escalation increases with an initial base rent of $16,000 per month and total payments over the lease term of approximately $0.5 million.

We have contingent payment obligations related to the acquisition of Creabilis for clinical, regulatory and sales milestones. We are obligated to make certain contingent payments up to an aggregate of $80.0 million in cash upon the achievement of certain annual net sales thresholds and one-time royalties of less than 1% of the amount by which annual net sales exceeds each threshold in the year such threshold is achieved. Where milestone payments are required to be paid in stock, the number of shares will be determined based on the volume weighted average price of the common stock as reported on Nasdaq for the preceding 20-day trading period. In the fourth quarter of 2017, we met our first milestone, triggering the obligation to settle the first contingent payment to the former Creabilis shareholders, subject to certain offsets. As a result, we issued 201,268 shares of our common stock valued at $20.86 per share for the aggregate value of $4.2 million to the former Creabilis shareholders. For more detail regarding amounts to be paid, see “Creabilis Acquisition” above.

We have certain payment obligations related to the Success Payment Agreement that we entered into with certain of our existing stockholders in October 2015. These success payments are based on certain specified threshold per share values of our common stock measured at specific times through October 2020. Success payments are payable in cash or, in our sole discretion, common stock, and will be owed, if ever, in the event that the value of our common stock meets or exceeds certain specified share price thresholds on any of the following dates during the success payment period: (1) any date after the 90th day after our IPO; (2) the date on which we sell, lease, transfer or exclusively license all or substantially all of our assets to another company; and (3) the date on which we merge or consolidate with or into another entity (other than a merger in which our pre-merger stockholders own a majority of the shares of the surviving entity). In the case of an initial public offering, success payments are triggered when the per share value of our common stock, as determined based on the average trading price of a share of our common stock over the consecutive 90-day period preceding the date the success payment is triggered, meets or exceeds specified per share thresholds. In the case of an asset sale, license or sale of the company, success payments are triggered when the per share value of our common stock, as determined based on the consideration paid in the transaction for each share of our stock, meets or exceeds specified per share thresholds. Each per share threshold is associated with a success payment, ascending from $10.0 million at $53.71 per share to $35.0 million at $71.61 per share to $60.0 million at $107.42 per share, and subject to further adjustment for any stock dividend, stock split, combination of shares, or other similar events. Any previous success payments made to stockholders pursuant to the Success Payment Agreement are credited against the success payment owed as of any future valuation date. The success payments paid to such stockholders will not exceed, in aggregate, $60.0 million. During the first year following our IPO we will not be required to make any success payments triggered by the per share market value of our common stock until the first anniversary of the closing of our IPO (or a 90-day grace period following such anniversary, at our option if we are contemplating a capital market transaction during such grace period). In order to satisfy our obligations to make these success payments, if and when they are triggered, we may issue equity securities that may cause dilution to our stockholders, or we may use our existing cash or incur debt obligations to satisfy the success payment obligation in cash, which may adversely affect our financial position.

We enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

We have an exclusive license and supply agreement with nanoComposix, pursuant to which we owe minimum annual royalties of $50,000 or low single digit royalties on net sales of licensed products.

Indemnification

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

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

Emerging Growth Company

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

Recent Accounting Pronouncements

Accounting Pronouncements Adopted

In January 2017, the FASB issued ASU 2017-04: “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which removes Step 2 from the goodwill impairment test. It is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed with a measurement date after January 1, 2017. The Company early adopted this standard in 2017 and it did not have a material impact on the consolidated financial statements and disclosures.

Accounting Pronouncements Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements and disclosures, but does not expect it to have a significant impact.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)” (“ASU 2016-15”), which seeks to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows, including contingent consideration cash payments made after a business combination. The standard becomes effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. There will be no impact on the consolidated financial statements upon adoption of the standard on January 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842), which requires lessees to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities. The standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. The Company is currently evaluating the update and assessing the impact it may have on its consolidated financial statements and disclosures.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations and foreign currency exchange rates fluctuations.

Cash, Cash Equivalents and Restricted Cash

As of December 31, 2017, we had cash and cash equivalents of $74.5 million and restricted cash of $0.2 million, which consist of bank deposits and cash invested in U.S. Treasury money market funds. As of December 31, 2016, we had cash of $9.1 million and restricted cash of $0.1 million, which consisted of bank deposits. Currently, a portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 1% change in interest rates during any of the periods presented would not have a material impact on our consolidated financial statements, and we do not expect interest rate fluctuations to have a material impact on our results of operations.

Foreign Currency Exchange Risk

The majority of our transactions occur in U.S. dollars. Our foreign subsidiaries operate with the euro and British pound as its functional currencies. The fluctuation in the value of the U.S. dollar against the euro and pound affect the reported amounts of expenses, assets and liabilities. As we expand our international operations, our exposure to exchange rate fluctuations will increase. Our balance sheet as of December 31, 2017 includes cash balances of $0.7 million and $0.2 million denominated in euros and pounds, respectively. At December 31, 2016 we had cash balances of $0.1 million and $0.2 million denominated in euros and pounds, respectively. We currently do not hedge any foreign currency exposure. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

ITEM 8. Consolidated Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the independent registered public accounting firm report thereon, are incorporated by reference from the applicable information set forth in Part IV Item 15, “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in this Annual Report on Form 10-K was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the year ended December 31, 2017 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the applicable information set forth in “Executive Officers,” “Election of Directors,” “Corporate Governance,” and Section 16(a) Beneficial Ownership Reporting Compliance” which will be included in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 11. Executive Compensation.

The information required by this item is incorporated by reference from the applicable information set forth in “Executive Compensation,” and “Director Compensation” and “Corporate Governance” which will be included in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the applicable information set forth in “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” which will be included in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the applicable information set forth in “Certain Relationships and Related Party Transactions” and “Corporate Governance” which will be included in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the applicable information set forth in “Ratification of Selection of Independent Registered Public Accounting Firm” which will be included in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report

1.	Financial Statements

The following consolidated financial statements are included herein:

2.	Consolidated Financial Statement Schedules

All other financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

(b)	Exhibits: The exhibits listed on the accompanying Exhibit Index are filed as part of, or hereby incorporated by reference into, this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sienna Biopharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sienna Biopharmaceuticals, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Los Angeles, California

March 15, 2018

Sienna Biopharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$74,467	$9,091
Restricted cash	181	109
Prepaid expenses and other current assets	2,698	1,323

Total current assets	77,346	10,523
Property and equipment, net	432	291
In-process research and development	47,597	41,863
Goodwill	11,472	9,698
Other assets	—	2

Total assets	$136,847	$62,377

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,357	$1,691
Accrued personnel costs	2,646	959
Other accrued expenses	3,007	2,097
Contingent consideration, current portion	—	4,764
Early exercise liability, current portion	231	372

Total current liabilities	8,241	9,883
Contingent consideration—net of current portion	22,900	19,346
Early exercise liability—net of current portion	258	444
Success payment liability	3,285	1,262
Deferred tax liability	10,964	9,325

Total liabilities	45,648	40,260
Commitments and contingencies (Note 10)
Stockholders’ equity:
Series A-1 Preferred stock, $0.0001 par value, no shares and 2,189 shares authorized and no shares and 373 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	—	328
Series A-2 Preferred stock, $0.0001 par value, no shares and 6,466 shares authorized and no shares and 1,102 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	—	1,455
Series A-3 Preferred stock, $0.0001 par value, no shares and 47,008 shares authorized and no shares and 8,008 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	—	57,734
Preferred Stock, $0.0001 par value, 10,000 shares and no shares authorized, no shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.0001 par value, 300,000 and 120,531 shares authorized, 20,740 and 2,616 shares issued and 20,194 and 1,719 outstanding at December 31, 2017 and December 31, 2016, respectively	2	1
Additional paid in capital	171,724	(1,683)
Accumulated other comprehensive income (loss)	5,370	(366)
Accumulated deficit	(85,897)	(35,352)

Total stockholders’ equity	91,199	22,117

Total liabilities and stockholders’ equity	$136,847	$62,377

See accompanying notes.

Sienna Biopharmaceuticals, Inc.

Consolidated Statement of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Operating expenses:
Research and development	$30,484	$10,993	$2,407
General and administrative	18,087	9,696	8,703

Total operating expenses	48,571	20,689	11,110

Loss from operations	(48,571)	(20,689)	(11,110)
Other income (expense), net	(2,264)	(473)	(184)

Net loss before taxes	(50,835)	(21,162)	(11,294)
Income tax benefit	290	—	—

Net loss	$(50,545)	$(21,162)	$(11,294)

Other comprehensive income (loss):
Cumulative translation adjustment	5,736	(366)	—

Comprehensive loss	$(44,809)	$(21,528)	$(11,294)

Per share information:
Net loss, basic and diluted	$(5.19)	$(12.49)	$(6.61)

Basic and diluted weighted average shares outstanding	9,735	1,694	1,709

See accompanying notes.

Sienna Biopharmaceuticals, Inc.

Years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Stockholders’ Equity										Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
									Common Stock
	Series A-1 Preferred Stock		Series A-2 Preferred Stock		Series A-3 Preferred Stock		Series B Preferred Stock		Shares	Par Value
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2014	398	$350	1,526	$2,015	—	$—	—	—	1,363	1	$252	$—	$(2,896)	$(278)
Issuance of common stock in connection with exercise of stock options	—	—	—	—	—	—	—	—	908	1	185	—	—	186
Repurchase of shares in connection with Series A-3 financing at $1.22 per share	(25)	(22)	(424)	(560)	—	—	—	—	(581)	(1)	(6,794)	—	—	(7,377)
Stock-based compensation expense related to the repurchase of shares	—	—	—	—	—	—	—	—	—	—	4,136	—	—	4,136
Stock-based compensation expense related to stock options	—	—	—	—	—	—	—	—	—	—	111	—	—	111
Issuance of Series A-3 shares at $1.21 per share, net of issuance costs of $258	—	—	—	—	704	4,742	—	—	—	—	—	—	—	4,742
Conversion of notes into Series A-3 shares	—	—	—	—	1,946	13,825	—	—	—	—	—	—	—	13,825
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,294)	(11,294)

Balance at December 31, 2015	373	$328	1,102	$1,455	2,650	$18,567	—	$—	1,690	1	$(2,110)	$—	$(14,190)	$4,051
Issuance of common stock in connection with exercise of stock options	—	—	—	—	—	—	—	—	351	1	830	—	—	831
Early exercise liability	—	—	—	—	—	—	—	—	(343)	(1)	(816)	—	—	(817)
Issuance of common stock for services	—	—	—	—	—	—	—	—	21	—	55	—	—	55
Issuance of Series A-3 shares at $1.21 per share, net of issuance costs of $50	—	—	—	—	3,950	28,012	—	—	—	—	—	—	—	28,012
Issuance of Series A-3 shares in connection with the Creabilis Acquisition	—	—	—	—	1,408	11,155	—	—	—	—	—	—	—	11,155
Stock-based compensation expense related to stock options	—	—	—	—	—	—	—	—	—	—	358	—	—	358
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(366)	—	(366)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(21,162)	(21,162)

Balance at December 31, 2016	373	$328	1,102	$1,455	8,008	$57,734	—	$—	1,719	$1	$(1,683)	$(366)	$(35,352)	$22,117
Issuance of common stock in connection with exercise of stock options	—	—	—	—	—	—	—	—	92	—	206	—	—	206
Early exercise liability	—	—	—	—	—	—	—	—	353	—	327	—	—	327
Stock-based compensation expense related to stock options	—	—	—	—	—	—	—	—	—	—	2,112	—	—	2,112
Issuance of common stock for services	—	—	—	—	—	—	—	—	6	—	—	—	—	—
Issuance of Series B shares upon conversion of Series B Bridge Notes at $10.40 per share	—	—	—	—	—	—	379	3,940	—	—	—	—	—	3,940
Issuance of Series B shares at $12.24 per share	—	—	—	—	—	—	2,985	36,306	—	—	—	—	—	36,306
Repurchase of common stock	—	—	—	—	—	—	—	—	(7)	—	(16)	—	—	(16)
Issuance of shares of common stock at $15.00 per share, net of issuance cost of $8,367	—	—	—	—	—	—	—	—	4,983	—	66,378	—	—	66,378
Convertible notes beneficial conversion feature, net of taxes	—	—	—	—	—	—	—	—	—	—	439	—	—	439
Conversion of preferred stock into common stock	(373)	(328)	(1,102)	(1,455)	(8,008)	(57,734)	(3,364)	(40,246)	12,847	1	99,762	—	—	—
Issuance of common stock in settlement of contingent consideration milestone	—	—	—	—	—	—	—	—	201	—	4,199	—	—	4,199
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	5,736	—	5,736
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(50,545)	(50,545)

Balance at December 31, 2017	—	$—	—	$—	—	$—	—	$—	20,194	$2	$171,724	$5,370	$(85,897)	$91,199

See accompanying notes.

Sienna Biopharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(50,545)	$(21,162)	$(11,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	120	67	32
Amortization of debt discount	729	—	—
Stock-based compensation	2,112	413	111
Fair value adjustment of success payment liability	2,023	568	694
Fair value adjustment of contingent consideration	2,989	—	—
Non-cash expense in connection with conversion of notes	—	—	390
Non-cash interest expense	34	—	—
Loss on disposal of property and equipment	5	—	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,349)	(346)	(597)
Restricted cash	(72)	(75)	(35)
Accounts payable and other accrued liabilities	2,870	2,853	720

Net cash used in operating activities	(41,084)	(17,682)	(9,979)
Investing activities
Investment in property and equipment	(274)	(238)	(88)
Proceeds from sale of property and equipment	8	—	—
Acquisition of Creabilis, net of cash received	—	(6,821)	—

Net cash used in investing activities	(266)	(7,059)	(88)
Financing activities
Proceeds from issuance of common stock, net of early exercise liability	188	830	185
Proceeds from issuance of convertible promissory notes	3,906	—	13,000
Conversion of convertible promissory notes	—	—	(13,825)
Repayment of convertible promissory notes	—	—	(67)
Net proceeds from issuance of Series A-3 preferred stock	—	28,012	18,567
Net proceeds from issuance of Series B preferred stock	36,306	—	—
Repurchase of common and preferred stock	—	—	(3,240)
Proceeds from initial public offering, net of issuance costs	66,378	—	—

Net cash provided by financing activities	106,778	28,842	14,620

Effect of exchange rate changes on cash	(52)	28	—
Net increase in cash and cash equivalents	65,376	4,129	4,553
Cash and cash equivalents at beginning of period	9,091	4,962	409

Cash and cash equivalents at end of period	$74,467	$9,091	$4,962

Supplemental disclosures
Common stock issued for acquisition	—	$11,155	—
Fair value of contingent consideration for acquisition	—	$24,110	—
Fair value of in-process research and development intangible asset	—	$42,254	—
Fair value of goodwill	—	$9,788	—
Fair value of deferred tax liability	—	$9,412	—
Preferred stock issued upon conversion of notes payable	$3,940	—	$13,467
Preferred stock issued relating to beneficial conversion feature of notes payable	$729	—	—
Fair value of contingent consideration settled in common stock	$4,199	—	—
Shares issued for services	$126	$55	—
Interest paid in cash	—	—	$157

See accompanying notes.

Sienna Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

1. Organization and Description of Business

In these notes to the consolidated financial statements, the “Company,” “Sienna,” “we,” “us,’” and “our” refers to Sienna Biopharmaceuticals, Inc. (formerly Sienna Labs, Inc.) and its subsidiaries on a consolidated basis.

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

On July 20, 2017, the Company amended and restated its certificate of incorporation, giving effect to a 1-for-5.87 reverse stock split of the Company’s capital stock. All share and per share information included in the accompanying consolidated financial statements has been adjusted to reflect this reverse stock split.

On August 1, 2017, the Company completed its initial public offering, or IPO, of 4,983,333 shares of common stock, which included the exercise in full by the underwriters of their option to purchase up to 650,000 additional shares of common stock, at an offering price to the public of $15.00 per share. The Company received net proceeds of approximately $66.4 million after deducting underwriting discounts, commissions and offering related transaction costs. In connection with the IPO, the Company’s outstanding shares of convertible preferred stock were automatically converted into 12.8 million shares of common stock. As of December 31, 2017, the Company had 20.7 million shares of common stock outstanding. See Note 12, “Stockholders’ Equity.”

In connection with the completion of its IPO, on August 1, 2017, the Company’s certificate of incorporation was amended and restated to provide for 300.0 million authorized shares of common stock with a par value of $0.0001 per share and 10.0 million authorized shares of preferred stock with a par value of $0.0001 per share.

2. Liquidity Risks

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $85.9 million and $35.4 million as of December 31, 2017 and 2016, respectively. The Company had net losses of $50.5 million, $21.2 million and $11.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, and net cash used in operating activities of $41.1 million, $17.7 million and $10.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company has historically financed its operations primarily through private equity issuances and debt offerings, and more recently through its IPO. The Company had cash and cash equivalents of $74.5 million and $9.1 million at December 31, 2017 and 2016, respectively. The Company believes that its current capital resources will be sufficient to fund operations through at least the next twelve months based on the expected cash burn rate. The Company will be required to raise additional capital to fund future operations through the sale of its equity securities, incurring debt, entering into licensing or collaboration agreements with partners, grants or other sources of financing. There can be no assurance that sufficient funds will be available to the Company at all or on attractive terms when needed from equity or debt financings. If the Company is unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce its current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require the Company to relinquish rights to product candidates at an earlier stage of development or on less favorable terms to it or its stockholders than the Company would otherwise choose.

3. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or GAAP.

Principles of Consolidation

The consolidated financial statements include the accounts of Sienna Biopharmaceuticals, Inc. and results of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The results of the subsidiaries’ operations were insignificant in the years ended December 31, 2017 and 2016.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. The most significant estimates in the Company’s consolidated financial statements relate to equity awards, the success payment liability, clinical trial accruals and the valuation of the in-process research and development and contingent consideration obligations incurred in connection with the acquisition of Creabilis plc, or Creabilis. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment and one reportable segment, primarily in the United States.

Cash and Cash Equivalents

The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, and obligations issued by U.S. government and U.S. government agencies, and places restrictions on maturities and concentration by type and issuer. The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of December 31, 2017, cash and cash equivalents are comprised of funds in cash and U.S. Treasury money market funds. From time to time, the Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation. The accounts are monitored by management to mitigate the risk.

Restricted Cash

At December 31, 2017 and 2016, the Company held $0.2 million and $0.1 million of restricted cash related to cash collateralized standby letters of credit in connection with obligations under the facility lease.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Equipment under capital leases are stated at the value of minimum lease payments. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets which range from three to five years. Equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Maintenance and repairs are expensed as incurred. The Company reviews the carrying values of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments recognized during the years ended December 31, 2017, 2016 and 2015.

In-process Research and Development and Goodwill

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date (which is regarded as their cost). Intangible assets related to in-process research and development are treated as indefinite lived intangible assets and not amortized until they become definite lived assets upon regulatory approval. At that time, the Company will determine the useful life of the asset and begin amortization. Indefinite lived intangible assets are reviewed for impairment at least annually or if indicators of potential impairment exist. There were no impairments of intangible assets for the years ended December 31, 2017 and 2016.

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment annually and upon the occurrence of triggering events or substantive changes in circumstances that could indicate a potential impairment. An impairment loss is recognized when the fair value of the reporting unit to which the goodwill relates is below its carrying value for the difference between the fair value and its carrying amounts. There was no impairment of goodwill for the years ended December 31, 2017 and 2016.

Other Income and Expense

Other income and expense for the year ended December 31, 2017 relates to remeasurement of the success payment liability, interest earned on the Company’s bank accounts, and amortization of the debt discount in connection with the Series B Bridge Notes described in Note 8, “Convertible Notes”. Other income and expense for the year ended December 31, 2016 relates primarily to the remeasurement of the success payment liability and a non-refundable payment for a one-time sale of clinical material at cost. Other income and expense for the year ended December 31, 2015 primarily consisted of a non-refundable payment in connection with the negotiation of a potential agreement which terminated without further commitment and interest expense on the Convertible Notes described in Note 8, “Convertible Notes”.

Research and Development Costs

Research and development costs are expensed as incurred. These costs include direct program expenses, which are payments made to third parties that specifically relate to the Company’s research and development, such as payments to clinical research organizations, clinical investigators, manufacturing of clinical material, pre-clinical testing and consultants. In addition, employee costs (salaries, payroll taxes, benefits, stock-based compensation and travel) for employees contributing to research and development activities are classified as research and development costs.

Stock-Based Compensation

The Company measures employee and director stock-based compensation expense for all stock-based awards at the grant date based on the fair value measurement of the award. The expense is recorded on a straight-line basis over the requisite service period, which is generally the vesting period, for the entire award. Expense is adjusted for actual forfeitures of unvested awards as they occur. The Company calculates the fair value measurement of stock options using the Black-Scholes valuation model. Stock options issued to non-employees are valued on their grant date and remeasured at the current fair value at the end of each reporting period until they vest. Proceeds from options exercised by employees prior to vesting pursuant to an early exercise provision, the related shares of which the Company has the option to repurchase prior to the vesting date should employment of the early exercise holder be terminated, are recognized as a liability until the shares vest.

Clinical Trial Accruals

As part of the process of preparing its consolidated financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company’s objective is to reflect the appropriate trial expenses in its consolidated financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its rate of clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date in its consolidated financial statements based on the facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through December 31, 2017, there have been no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials. The Company’s clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Prepaid expenses and other current assets include prepaid clinical trial costs of $1.1 million and $0.9 million as of December 31, 2017 and 2016, respectively. Other accrued expenses include accrued clinical trial costs of $0.9 million as of December 31, 2017. There were no accrued clinical trial costs as of December 31, 2016.

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, excluding the effects of converting preferred stock, stock options and unvested restricted stock outstanding. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effects of convertible preferred stock, convertible notes, stock options and unvested restricted stock outstanding during the period calculated in accordance with the treasury stock method but are excluded if their impact is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between the weighted average number of shares used to calculate basic and diluted net loss per common share for the years ended December 31, 2017, 2016 and 2015. Shares excluded from the calculation were 1.7 million, 11.0 million and 4.1 million at December 31, 2017, 2016 and 2015, respectively.

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

Business combinations

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired, including in-process research and development projects, and liabilities assumed are recorded at their respective fair values as of the acquisition date in our consolidated financial statements. The final purchase price may be adjusted up to one year from the date of the acquisition. Identifying the fair value of the tangible and intangible assets and liabilities acquired requires the use of estimates by management and third-party valuation firms and was based upon currently available data. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Contingent consideration obligations incurred in connection with a business combination are recorded at their fair values on the acquisition date and remeasured at their fair values each subsequent reporting period until the related contingencies are resolved. The resulting changes in fair values are recorded in earnings. See Note 4, “Creabilis Acquisition” and Note 7, “Fair Value Measurements”.

Other Comprehensive Loss

Included in other comprehensive loss for the years ended December 31, 2017 and 2016 are unrealized foreign currency translation gains of $5.7 million and losses of $0.4 million, respectively. This is the Company’s only component of other comprehensive loss for the years ended December 31, 2017 and 2016 and there was no other comprehensive income or loss items for the year ended December 31, 2015.

Foreign currency translation

The net assets of international subsidiaries where the local currencies have been determined to be the functional currencies are translated into U.S. dollars using current exchange rates. These include the entities acquired as part of the Creabilis acquisition. See Note 4, “Creabilis Acquisition”. As part of this transaction, the Company acquired entities in the United Kingdom, denominated in British pounds, and Italy and Luxembourg, denominated in euros. The U.S. dollar effects that arise from translating net assets of these subsidiaries at changing rates are recognized in other comprehensive loss in the consolidated balance sheet. The earnings or loss of these subsidiaries are translated into U.S. dollars using average exchange rates for the periods.

Recently Issued Accounting Standards

Accounting Pronouncements Adopted

In January 2017, the FASB issued ASU 2017-04: “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which removes Step 2 from the goodwill impairment test. It is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed with a measurement date after January 1, 2017. The Company early adopted this standard in 2017 and it did not have a material impact on the consolidated financial statements and disclosures.

Accounting Pronouncements Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements and disclosures, but does not expect it to have a significant impact.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)” (“ASU 2016-15”), which seeks to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows, including contingent consideration cash payments made after a business combination. The standard becomes effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. There will be no impact on the consolidated financial statements upon adoption of the standard on January 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842), which requires lessees to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities. The standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. The Company is currently evaluating the update and assessing the impact it may have on its consolidated financial statements and disclosures.

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

Upon closing, Creabilis became a direct wholly owned subsidiary in exchange for an upfront payment of approximately $0.2 million in cash, 1,407,679 shares of Series A-3 convertible preferred stock with a fair value of $11.2 million, the settlement of $6.7 million of liabilities, and contingent payments up to an aggregate of $58.0 million in a combination of cash and stock upon the achievement of certain development and approval milestones. In addition, the Company is obligated to make certain contingent payments up to an aggregate of $80.0 million in cash upon the achievement of certain annual net sales thresholds and one-time royalties of less than 1% of the amount by which annual net sales exceeds each threshold in the year such threshold is achieved. Where milestone payments are required to be paid in stock, the number of shares will be determined based on the volume weighted average price of the common stock as reported on The Nasdaq Global Select Market, or Nasdaq, for the preceding 20-day trading period.

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

The Company acquired tangible assets consisting of cash of $0.1 million, prepaid expenses and other current assets of $0.3 million, property and equipment of $6,000, financial investments of $3,000, and identifiable intangible assets of $42.3 million related to in-process research and development. The Company assumed accounts payable of $0.2 million, accrued expenses of $0.5 million, accrued compensation of $0.3 million, and a deferred tax liability of $9.4 million related to the acquisition of the in-process research and development assets in a nontaxable transaction. Accordingly, the net assets acquired amounted to $32.3 million, all of which are foreign denominated and subject to translation at each balance sheet date.

The agreement to pay the future milestones and potential one-time royalties resulted in the recognition of a contingent consideration liability, which is recognized at the inception of the transaction. Other than these payments, subsequent changes to the estimated amounts of contingent consideration to be paid are recognized in the consolidated statement of operations in general and administrative expense. The fair value of the contingent consideration is based on preliminary cash flow projections, based on expected product sales, probabilities around the achievement of certain development, approval and sales milestones and other assumptions. Based on the assumptions, the fair value of the contingent consideration was determined to be $22.9 million at December 31, 2017 and $24.1 million at the date of acquisition and at December 31, 2016. The fair value of the contingent consideration was determined by a third-party valuation firm applying the income approach, using several significant unobservable inputs as discussed in Note 7, “Fair Value Measurements”. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance.

On October 19, 2017, the Company achieved the first dosing of a human subject in a phase 2b clinical trial for SNA-120, triggering the obligation to settle the first contingent payment to the former Creabilis shareholders, subject to certain offsets. As a result, the Company issued 201,268 shares of its common stock valued at $20.86 per share for the aggregate value of $4.2 million to the former Creabilis shareholders. Accordingly, the shares were issued to the former Creabilis shareholders for no additional cash consideration. The Company recognized the additional change in fair value of the contingent consideration liability through the date of settlement and reclassified the related contingent consideration liability balance to equity in the consolidated balance sheet.

The Company recorded a deferred tax liability of $9.4 million for the non-deductible in-process research and development intangible assets acquired on the date of the acquisition. The deferred tax liability is a foreign denominated liability subject to translation at each balance sheet date and had a carrying value of $11.0 million and $9.3 million at December 31, 2017 and 2016, respectively. The change in carrying value during the year ended December 31, 2017 was related to $0.3 million of certain tax adjustments during the measurement period and translation adjustments of $1.3 million. The recording of the deferred tax liability resulted in goodwill in the amount of $9.8 million on the date of acquisition. Goodwill is foreign denominated and subject to translation at each balance sheet date and had a carrying value of $11.5 million and $9.7 million at December 31, 2017 and 2016, respectively. The change in carrying value during the year ended December 31, 2017 was due to certain adjustments during the measurement period of $0.4 million and translation adjustments of $1.4 million. The net impact of all translation adjustments is included in other comprehensive loss. Goodwill will not be amortized but will be tested at least annually for impairment. No impairment has been recognized as of December 31, 2017 and 2016.

For the years ended December 31, 2017 and 2016, Creabilis’ net loss included in the Company’s consolidated statement of operations was $2.6 million and $0.2 million, respectively. Additionally, $1.7 million of transaction costs related to the acquisition are included in general and administrative expense for the year ended December 31, 2016.

5. Identifiable Intangible Assets

The Company’s only identifiable intangible assets were in-process research and development related to SNA-120 and SNA-125 as of December 31, 2017 and 2016. The total intangible in-process research and development assets were recorded at an initial value of $42.3 million as a result of the Company’s acquisition of Creabilis, are foreign denominated and subject to translation, and had a carrying value of $47.6 million and $41.9 million as of December 31, 2017 and 2016, respectively. The Company uses the income approach to derive the fair value of in-process research and development assets. This approach calculates fair value by estimating future cash flows attributable to the assets, using several unobservable inputs such as future revenues and expenses, time and resources need to complete development and probabilities of obtaining market approval, and then discounting these cash flows to a present value using a risk-adjusted discount rate commensurate with the Company’s cost of capital and expectation of the revenue growth for products at their life cycle stage. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance. See Note 7, “Fair Value Measurements”.

Identifiable intangible assets are initially measured at their respective fair values and will not be amortized until commercialization. If commercialization occurs, intangible assets will be amortized over their estimated useful lives. In-process research and development assets were initially recognized at their fair value as determined on the date of acquisition of December 6, 2016 and are reviewed for impairment at least annually or whenever changes in circumstances indicate a potential impairment or upon regulatory approval resulting in the reclassification to a finite-lived intangible asset. No impairment has been recognized as of December 31, 2017 and 2016. Changes in value as a result of translation adjustments are included in other comprehensive income (loss).

6. Property and Equipment

Property and equipment consisted of the following as of December 31, 2017 and 2016 (in thousands):

	Estimated Useful Life (in years)	December 31,
		2017	2016
Lab equipment	5	$307	$236
Computer hardware	3	116	68
Capital lease equipment	3	46	46
Furniture and fixtures	5	91	43
Leasehold improvements		105	20

Total		665	413
Less accumulated depreciation		(233)	(122)

Property and equipment, net		$432	$291

Leasehold improvements are depreciated over the lease term. Depreciation expense was $0.1 million, $67,000 and $32,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$74,467	$—	$—

Total	$74,467	$—	$—

Liabilities:
Success payment liability	$—	$—	$3,285
Contingent consideration	—	—	22,900

Total	$—	$—	$26,185

	December 31, 2016
	Level 1	Level 2	Level 3
Liabilities:
Success payment liability	$—	$—	$1,262
Contingent consideration	—	—	24,110

Total	$—	$—	$25,372

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

	Success Payment Liability	Contingent Consideration
Balance at December 31, 2016	$1,262	$24,110
Fair value of contingent payment settled in stock	—	(4,199)
Change in fair value due to remeasurement recorded in expense	2,023	2,989

Balance at December 31, 2017	$3,285	$22,900

Cash equivalents

At December 31, 2017, the Company’s cash equivalents are comprised of U.S. Treasury money market funds whose value is based upon quoted market prices in active markets for identical assets or liabilities with no adjustments applied. Accordingly, these investments are classified as Level 1 of the fair value measurements and disclosure guidance.

Intangible assets

In connection with the acquisition of Creabilis, the Company acquired intangible in-process research and development assets which were recorded at fair value based on significant unobservable (Level 3) inputs. The fair value of in-process research and development (IPR&D) assets was determined by an independent third-party valuation firm applying the income approach. This approach calculates fair value by estimating future cash flows attributable to the IPR&D assets using several significant unobservable inputs, including a risk adjusted discount rate commensurate with the perceived risk of the IPR&D assets of 20.5%, projected future revenues and expenses based on the cumulative probabilities of multiple scenarios with individual probabilities ranging from 0.1% to 22.5%, and estimates of the timing of the achievement of the various product development, regulatory approval and sales milestones. These intangible assets are not measured at fair value on a recurring basis but are subject to fair value measurement as part of the related impairment test.

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

The fair value of the contingent consideration was determined by an independent third-party valuation firm applying the income approach. This approach calculates fair value by estimating future cash flows attributable to the related IPR&D assets using several significant unobservable inputs, including risk adjusted discount rates ranging from 4.66% to 17.7%, projected future revenues and expenses based on the cumulative probabilities of multiple scenarios with individual probabilities ranging from 0.1% to 25.0%, and estimates of the timing of the achievement of the various product development, regulatory approval and sales milestones. Significant increases or decreases in any of the probabilities of success and other inputs would result in a significantly higher or lower fair value measurement, respectively.

In October 2017, the Company commenced the additional Phase 2b clinical trial for SNA-120, triggering the first contingent milestone payment of $5.0 million, less certain offsets totaling approximately $0.3 million which was satisfied by issuing an aggregate of 201,268 shares of common stock to the former Creabilis shareholders. The number of shares issued was based on the volume weighted average price of the Company’s common stock over the 20-day trading period preceding the commencement of the trial. Concurrently, the Company recognized the additional change in fair value of the contingent consideration liability in general and administrative expense in the consolidated statement of operations and reclassified the related contingent consideration liability balance to equity in the consolidated balance sheet. The change in value during the year ended December 31, 2017 was a decrease of $1.2 million which represented the settlement of the first contingent milestone in shares of common stock totaling $4.2 million, offset by an increase in value of $3.0 million. The increase in the value of the contingent consideration was primarily related to changes in external market factors and probability adjustments partially offset by decreases in the value related to assumptions regarding milestone payments and is recorded in general and administrative expense in the consolidated statements of operations. There was no significant change in fair value from the date of acquisition, December 6, 2016 to year end December 31, 2016.

Success payment liability

In October 2015, as a result of an agreement in which the Company agreed to pay certain stockholders success payments if the stock price of the Company’s common stock reached certain thresholds, the Company recorded a success payment liability. The success payment liability was recorded at fair value based on significant unobservable inputs, as discussed in Note 9, “Success Payment Liability”. The change in fair value during the years ended December 31, 2017 and 2016 resulted in net other expense of $2.0 million and $0.6 million, respectively, and was recorded to other income and expense in the consolidated statements of operations. There was no recorded change in fair value from the date of initial measurement of October 2015 to year end December 31, 2015 as it was de minimis. The valuation of the fair value of the success payment liability uses assumptions the Company believes would be made by a market participant and the Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. In evaluating the fair value information, judgement is required to interpret the market data used to develop the estimates. The use of different market assumptions and/ or different valuation techniques could result in materially different fair value estimates. Significant increases or decreases in the probabilities of meeting the common stock price thresholds or in the timing or likelihood of achieving the triggering events and other inputs would result in a significantly higher or lower fair value measurement, respectively.

There were no transfers of assets or liabilities between the fair value measurement levels during the years ended December 31, 2017 and 2016.

8. Convertible Notes

In January 2017, the Company entered into a note purchase agreement pursuant to which the Company issued, in two tranches, subordinated convertible promissory notes (the “Series B Bridge Notes” and together with the note purchase agreement, the “Series B Bridge Note Agreements”) in an aggregate principal amount of $3.9 million. The Series B Bridge Notes provided for an annual interest rate of 6.0% and a maturity date of January 27, 2018. Under the terms of the Series B Bridge Note Agreements, under certain circumstances, the unpaid principal of the Series B Bridge Notes, including any accrued but unpaid interest thereon, would convert into shares of convertible preferred stock upon the closing of a future preferred stock financing that met specified criteria. Such conversion would be at a 15% discount to the per share price of the convertible preferred stock sold in the financing. In addition, the notes were voluntarily convertible into shares upon the occurrence of a non-qualified financing or upon maturity, and such conversion would still be at a 15% discount to the per share price of the convertible preferred stock sold in the financing.

The conversion feature included a 15% discount in the convertible notes, which constituted a beneficial conversion feature, that was bifurcated and allocated to additional paid in capital. The intrinsic value of the beneficial conversion feature due to the 15% discount on conversion of the principal and accrued interest was calculated to be $0.7 million. This resulted in a discount of $0.7 million being allocated to the Series B Bridge Notes which was being amortized to interest expense in the consolidated statement of operations on an effective interest method from the date of issuance of each Series B Bridge Notes through the maturity date of January 27, 2018.

In April 2017, in connection with the Company’s Series B convertible preferred stock financing, the outstanding principal under the Series B Bridge Notes of $3.9 million, plus $34,000 of accrued interest, converted into an aggregate of 0.4 million shares of Series B convertible preferred stock at a rate of $10.40 per share and the Series B Bridge Notes were cancelled. In connection with the IPO, the Series B convertible preferred stock was automatically converted into 0.4 million shares of common stock. The remaining unamortized discount was recognized in interest expense in the consolidated statement of operations. Included in other income and expense for the year ended December 31, 2017 is amortization of the debt discount of $0.7 million and accrued interest expense of $34,000.

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

The amount of the success payment is determined based on whether the value of the common stock of the Company meets or exceeds certain specified share price thresholds, subject to adjustment for any stock dividend, stock split, combination of shares, or other similar events. Each success payment and the associated share price threshold is ascending from $10.0 million payable at a share price threshold of $53.71 per share to $35.0 million payable at $71.61 per share and with a maximum payment of $60.0 million at a share price threshold of $107.42 per share. Each success payment is inclusive of any preceding payments, if previously made, such that the success payments to stockholders will not exceed $60.0 million in the aggregate.

Upon their issuance, the success payments did not require any future service to be provided by the recipients and as such, the success payments were accounted for under accounting guidance for derivatives and hedging. Accordingly, the Company recorded an initial liability at fair value and remeasures the liability each reporting period, with changes being recognized in the consolidated statement of operations. The fair value of the success payments liability was estimated based on a third-party valuation using a model which simulates the future movement of stock prices based on several key variables. The following variables were incorporated in the estimated fair value of the success payment liability: estimated term of the success payments, fair value of common stock, expected volatility, and risk-free interest rate. The computation of expected volatility was estimated using a combination of available information about the historical volatility of stocks of similar publicly-traded companies for a period matching the expected term assumption. Based on this analysis, the Company recorded a liability of $0.7 million upon execution of the success payments agreement in October 2015. The change in fair value of the liability through December 31, 2015 was de minimis. During the years ended December 31, 2017 and 2016, the Company recorded net other expense of $2.0 million and $0.6 million, respectively, due to remeasurement of the liability.

10. Commitments and Contingencies

Operating Lease

The Company entered into a 26-month lease obligation for office space in Carlsbad, California, effective May 1, 2015, expiring June 30, 2017. Although the lease contained a renewal option for an additional three-year term, the Company did not renew. In May 2016, the Company entered into a 40-month lease obligation for office space in Westlake Village, California, which commenced on October 10, 2016, and terminates on February 29, 2020. In June 2017, the Company amended the lease agreement to include an additional 5,973 square feet and an allowance for leasehold improvements of up to $0.1 million. The lease is subject to fixed rate escalation increases and includes a period of free rent. As a result, the Company recognizes rent expense on a straight-line basis for the full amount of the commitment including the minimum rent increases over the life of the lease and the free rent period. The lease contains a renewal option for an additional three-year term. Future minimum rental payments under the lease arrangements as of December 31, 2017, are as follows (in thousands):

Year ending December 31:
2018	$419
2019	$432
2020	$74
2021	$—
2022	$—
Thereafter	$—

Total minimum lease payments	$925

During the years ended December 31, 2017, 2016 and 2015, the Company incurred $0.5 million, $0.2 million and $50,000 for rent expense, respectively.

License and Supply Agreement

The Company has an exclusive license and supply agreement with nanoComposix, pursuant to which the Company owes minimum annual royalties of $50,000 or low single digit royalties on net sales of licensed products.

Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business, including those set forth in Part 1, Item 3 “Legal Proceedings”. As of December 31, 2017, there are no matters where there is at least a reasonable probability that a material loss has been or will be incurred.

11. Related Party Transactions

Venvest Biotech, LLC

Dr. Beddingfield, the Company’s President and Chief Executive Officer and a member of the Company’s board of directors, is an advisor to Venvest Biotech, LLC, or Venvest, and is considered a non-managing member of Venvest. Dr. Beddingfield has an economic interest in any gain associated with the shares of the Company’s capital stock purchased by Venvest in the Company’s Series A-3 and Series B Preferred Stock financings. Dr. Beddingfield has no management or voting rights in respect of Venvest (including no voting or investment power with respect to shares of the Company’s capital stock held by Venvest). Within a specified time following the Company’s IPO, Venvest is required to distribute its holdings of the Company’s capital stock to its members in marketable securities, or in the case of other specified events, in cash or marketable securities). Following specified distributions to the other members of Venvest and subject to any applicable trading restrictions, Dr. Beddingfield is entitled to receive distributions in shares of the Company’s common stock with a market value of up to 20% of Venvest’s gains on the shares of the Company’s capital stock beneficially owned by Venvest at the time of the IPO.

Stock Purchase Rights

In January 2016, in connection with his commencement of employment with the Company, the Company’s board of directors granted Dr. Beddingfield, the Company’s President and Chief Executive Officer, the right to purchase 0.6 million shares of the Company’s common stock for a purchase price of $2.35 per share, which the board of directors determined was the fair market value on the date of grant. With respect to 0.5 million shares subject to the stock purchase right, 25% of the shares vest on the first anniversary of the grant, and 1/48th of the shares vest monthly thereafter, subject to Dr. Beddingfield continuing to provide services to the Company through each such vesting date. With respect to 49,000 shares subject to the stock purchase right, 50% of the shares vest on the first date the volume-weighted average trading price of the Company’s common stock equals or exceeds $71.03 per share, and 1/24th of the shares vest monthly thereafter, subject to Dr. Beddingfield continuing to provide services to the Company through each such vesting date. With respect to the remaining 49,000 shares subject to the stock purchase right, 50% of the shares vest upon achievement of a milestone related to clinical development, and 1/24th of the shares vest monthly thereafter, subject to Dr. Beddingfield continuing to provide services to the Company through each such vesting date. The Company determined that the stock purchase rights effectively represented an option and the fair value of the option was $1.3 million which is being amortized as compensation expense over the performance period of the award with $0.5 million and $0.1 million recognized as compensation expense for the years ended December 31, 2017 and 2016, respectively.

In May 2016, Dr. Beddingfield exercised his stock purchase rights in full and purchased restricted stock that vests on the same schedule as the stock purchase rights by providing a promissory note to the Company in the principal amount of $1.3 million, with an interest rate of 1.43% per annum. The promissory note was considered to be substantively non-recourse and, as such, the issuance of the unvested restricted shares in exchange for the note continued to constitute a stock option for accounting purposes. As the promissory note was non-recourse, it was not reflected on the Company’s balance sheet at December 31, 2016. In June 2017, the Company forgave all outstanding principal and accrued interest under the related party non-recourse promissory note effective as of July 2, 2017, and the note was cancelled. The total outstanding principal balance and accrued but unpaid interest forgiven on the promissory note was $1.3 million. As of December 31, 2017, 0.2 million shares subject to the award had vested and all of the shares were unvested at December 31, 2016.

Success Payments

Todd Harris, the Company’s Head of Corporate Development and member of the Company’s board of directors, is a beneficiary of the Success Payments Agreement, as described in Note 9 “Success Payment Liability” and will receive 25.22% of any related payouts.

12. Stockholders’ Equity

As of December 31, 2017, the authorized stock of the Company was 300.0 million shares of common stock, $0.0001 par value per share, and 10.0 million shares of preferred stock, $0.0001 par value per share.

Common Stock

Holders of common stock are entitled to one vote per share and, upon liquidation, dissolution, or winding up of the Company, are entitled to receive all assets available for distribution to stockholders. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

Shares of common stock reserved for future issuance were as follows as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Common stock awards outstanding	1,159	573
Common stock awards available for grant under employee benefit plans	1,533	455
Convertible preferred stock, as converted into common stock	—	9,483

Total shares of common stock reserved for future issuance	2,692	10,511

Convertible Preferred Stock

As of December 31, 2017, there was no convertible preferred stock outstanding. In connection with the Company’s IPO, all outstanding shares of convertible preferred stock were automatically converted into 12.8 million shares of common stock. As of December 31, 2016, there were 0.4 million shares of Series A-1 convertible preferred stock, 1.1 million shares of Series A-2 convertible preferred stock, and 8.0 million shares of Series A-3 convertible preferred stock outstanding.

In April 2017, the Company issued an aggregate of 3.0 million shares of Series B convertible preferred stock at a price per share of $12.24 for aggregate proceeds of $36.5 million, exclusive of 0.4 million shares of Series B convertible preferred stock issued upon conversion of the Series B Bridge Notes. See Note 8 “Convertible Notes”. All of the Company’s outstanding Series B convertible preferred stock was automatically converted into common stock in connection with the IPO.

Stock Awards and Stock-Based Compensation

In July 2017, the Company’s board of directors approved the 2017 Incentive Award Plan, or the 2017 Plan, which became effective upon the completion of the IPO on August 1, 2017. The 2017 Plan serves as the successor incentive award plan to the Company’s 2010 Equity Incentive Plan, or the 2010 Plan, and has 1.3 million shares of common stock available for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock-based awards, plus shares of common stock that were reserved for issuance pursuant to future awards under the 2010 Plan at the time the 2017 Plan became effective, plus shares represented by awards outstanding under the 2010 Plan that are forfeited or lapse unexercised and which following the effective date of the 2017 Plan are not issued under the 2010 Plan. In addition, the 2017 Plan reserve will increase on January 1, 2018 and each subsequent anniversary through 2027, by an amount equal to the lesser of (a) four percent of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (b) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 12.0 million shares of stock may be issued upon the exercise of incentive stock options.

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

The fair value of each employee award granted during 2017 and 2016 was estimated on the grant date using the Black-Scholes option-pricing model. The fair value of each non-employee option granted was estimated on the grant date and subsequently remeasured each reporting period using the Black-Scholes option-pricing model. The following assumptions were used for grant date fair value for the years ended December 31, 2017 and 2016:

Year Ended December 31,
	2017	2016
Expected stock price volatility	59.13%–64.09%	46.72%–54.76%
Expected dividend yield	—%	—%
Expected term (in years)	5.3–10.0	4.0–10.0
Risk-free interest rate	1.77%–2.60%	1.12%–2.42%

Due to limited historical data, the Company estimates stock price volatility based on the actual volatility of comparable publicly traded companies over the expected life of the award. The Company has never paid and does not expect to pay dividends in the foreseeable future. The expected term represents the average time that awards that vest are expected to be outstanding. For employee awards that have an early exercise provision, the Company has sufficient information to utilize four years as an expected term. For awards without an early exercise provision, the Company does not have sufficient history of stock option exercises to estimate the expected term and, thus, calculates expected term using the simplified method, based on the midpoint between the average vesting date and the contractual term. For all non-employees, the expected term is equivalent to the contractual term of 10 years. The risk-free rate is based on the United States Treasury yield curve for the expected life of the option. For awards issued prior to the listing of the Company’s common stock on Nasdaq, the fair value of the common stock utilized in the fair value estimation of award arrangements has been determined by the Company’s board of directors, utilizing contemporaneous third-party valuations. Following the listing of the common stock on Nasdaq, the Company uses its closing stock price as reported on Nasdaq on the grant date for the fair value of its stock. The Company has elected to record forfeitures as they occur and does not adjust its expense based on an estimated forfeiture rate.

The table below summarizes the stock option activity for the years ended December 31, 2017, 2016 and 2015:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	908	$0.18	$—
Granted	—	—	—
Exercised	(908)	0.18	—

Outstanding at December 31, 2015	—	—	—
Granted	1,020	$2.35	—
Exercised	(372)	2.35	$87
Cancelled	(75)	2.35	—

Outstanding at December 31, 2016	573	$2.35	$1,412
Granted	686	12.22	—
Exercised	(92)	2.35	(260)
Cancelled	(8)	2.35	—

Outstanding at December 31, 2017	1,159	$8.19	$11,795

Exercisable at December 31, 2017	199	$2.62	$3,093

The Company granted non-employee options to purchase 35,000 and 65,000 shares of its common stock during the years ended December 31, 2017 and 2016, respectively, which are included in the stock option activity above. The Company did not grant any non-employee options in 2015.

Total compensation cost recorded in the statements of operations and comprehensive loss, which includes non-cash stock-based compensation expense, restricted shares issued to nonemployees subject to vesting and the value of stock and options issued to nonemployees for services are allocated as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development	$487	$104	$8
General and administrative	1,625	254	103

	$2,112	$358	$111

As of December 31, 2017, there was $6.7 million of unrecognized compensation expense related to unvested employee stock award agreements, which is expected to be recognized over a weighted-average period of approximately 3.28 years. For stock option awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award.

The weighted-average grant date fair value of all stock options granted during the year ended December 31, 2017 was $7.58. The weighted-average remaining contractual life of options outstanding at December 31, 2017 is 9.02 years. The total fair value of the shares vested during the year ended December 31, 2017 was $1.6 million. Additionally, stock compensation expense includes $0.8 million and $48,000 related to non-employee option grants during the years ended December 31, 2017 and 2016, respectively.

Prior to its termination in connection with the effectiveness of the 2017 Plan, the 2010 Plan allowed the Company to grant to employees the right to exercise stock options in exchange for cash before the requisite service was provided (e.g., before the award is vested under its original terms); however, such arrangements permit the Company to subsequently repurchase such shares at the exercise price if the employee ceases to be a service provider. Such an exercise is not substantive for accounting purposes. Therefore, the payment received for the exercise price is recognized as an early exercise liability in the consolidated balance sheets and will be transferred to common stock and additional paid in capital as such shares vest. As of December 31, 2017 and 2016, 0.5 million and 0.9 million unvested shares, respectively, were legally issued but are not considered outstanding for accounting purposes and are therefore excluded from basic and diluted net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. In connection with these unvested shares, the Company has recorded an early exercise liability as of December 31, 2017 and 2016, of $0.5 million and $0.8 million, respectively, of which $0.2 million and $0.4 million is included in current liabilities, and $0.3 million and $0.4 million is included in non-current liabilities in the consolidated balance sheet at December 31, 2017 and 2016, respectively.

2017 Employee Stock Purchase Plan

The Company adopted the 2017 Employee Stock Purchase Plan, or the ESPP, which became effective upon the completion of the IPO on August 1, 2017. The ESPP is designed to allow the Company’s eligible employees to purchase shares of the Company’s common stock, at semi-annual intervals, with their accumulated payroll deductions. Under the ESPP, participants are offered the option to purchase shares of the Company’s common stock at a discount during a series of successive offering periods. The option purchase price will be the lower of 85% of the closing trading price per share of the Company’s common stock on the first trading date of an offering period in which a participant is enrolled or 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each offering period. The Company began the first offering period on December 31, 2017.

The ESPP is intended to qualify under Section 423 of the U.S. Internal Revenue Service Code of 1986, as amended. The maximum number of the Company’s common stock which will be authorized for sale under the ESPP is equal to the sum of (a) 198,883 shares of common stock and (b) an annual increase on the first day of each year beginning in 2018 and ending in 2027, equal to the lesser of (i) 1% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company’s board of directors; provided, however, no more than 3.0 million shares of the Company’s common stock may be issued under the ESPP.

13. Income Taxes

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act, or the Act. The Act amends the Internal Revenue Code of 1986, as amended, or the Code, to reduce tax rates and modify policies, credits and deductions for individuals and businesses. For businesses, the Act reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction is effective on January 1, 2018.

As a result of the rate reduction, the Company has reduced the deferred tax asset balance as of December 31, 2017 by $9.0 million. Due to the Company’s full valuation allowance position, the Company has also reduced the valuation allowance by the same amount.

A U.S. shareholder of a specified foreign corporation, or SFC, must include in gross income, at the end of the SFC’s last tax year beginning January 1, 2018, the U.S. shareholder’s pro rata share of the SFC’s undistributed and previously untaxed post-1986 foreign earnings and profits. The amount of earnings and profits taken into account is the greater of the amounts determined as of November 2, 2017, or December 31, 2017, unreduced by dividends to other SFCs during the SFC’s last taxable year beginning before January 1, 2018. As of December 31, 2017, the Company’s controlled foreign corporations have negative cumulative earnings and profits; therefore, the Company will not have an income inclusion as a result of the mandatory deemed repatriation.

Due to the uncertainties which currently exist in the interpretation of the provisions of the Act regarding Code Section 162(m), the Company has not evaluated all of the potential impacts as amended by the Act on its financial statements.

On December 22, 2017, Staff Accounting Bulletin No. 118, or SAB 118, was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that there is no deferred tax benefit or expense with respect to the remeasurement of certain deferred tax assets and liabilities due to the full valuation allowance against net deferred tax assets. Additional analysis of the law and the impact to the Company will be performed and any impact will be recorded in the respective quarters, within the available measurement period in 2018.

The amount of loss before taxes (in thousands):

	Year Ended December 31,
	2017	2016
U.S. loss before taxes	$(48,258)	$(20,937)
Foreign loss before taxes	(2,577)	(225)

Loss before income taxes	$(50,835)	$(21,162)

Income tax benefit for the years ended December 31, 2017 and 2016 consists of the following (in thousands):

	Year Ended December 31,
	2017	2016
Current:
Federal	$(226)	$—
State	(64)	—
Foreign	—	—

Total Current	$(290)	$—

Deferred:
Federal	—	—
State	—	—
Foreign	—	—

Total Deferred	—	—

Income Tax Benefit	$(290)	$—

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2017	2016
Tax computed at federal statutory rate	$(17,284)	$(7,407)
State income taxes, net of federal tax benefit	(1,713)	(1,058)
Rate difference on non-US earnings	482	33
Research and development credits	(929)	(359)
Success based payments	688	199
Valuation allowance	6,222	7,582
Uncertain Tax Positions	—	379
Transaction costs	—	587
Tax Cut and Jobs Act	8,960	—
Contingent Consideration	1,016	—
Return to provision and true-ups	2,499	—
Permanent items	(231)	44

Income tax benefit	$(290)	$—

The components that comprise the Company’s net deferred tax assets at December 31, 2017 and 2016 consist of the following (in thousands):

	Year Ended December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$15,815	$12,950
Amortization	8,818	6,035
Stock-based compensation	392	298
R&D credit carryforwards	1,367	437
Accrued expenses	600	289
Other	168	3

Total deferred tax assets	$27,160	$20,012

Deferred tax liabilities
Foreign intangibles	$(10,964)	$(9,325)
Fixed Assets	(30)	—

Total deferred tax liabilities	$(10,994)	$(9,325)

Net deferred tax assets	$16,166	$10,687
Valuation allowance	(27,130)	(20,012)

Net deferred tax liabilities	$(10,964)	$(9,325)

Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Management periodically evaluates the recoverability of the deferred tax assets and assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Because of the Company’s recent history of operating losses, management believes the future benefits of deferred tax assets are not likely to be realized. Based on the weight of all evidence, including a history of operating losses and the Company’s ability to generate future taxable income to realize these assets, management has determined it is more likely than not that the net deferred tax assets will not be realized and a full valuation allowance has been established to offset the net deferred tax asset. The Company’s valuation allowance increased by $7.1 million from 2016 to 2017. Additionally, the company has recorded a deferred tax liability of $11.0 million related the acquisition of in-process research and development assets in a non-taxable transaction. This deferred tax liability cannot be assumed to be a source of future income to provide benefit to our deferred tax assets given the uncertainties as to the timing of its realization.

As of December 31, 2017, the Company had federal net operating loss carryforwards of approximately $33.2 million, and state net operating loss carryforwards of approximately $11.2 million and foreign net operating loss carryforwards of $38.1 million which may be available to offset future taxable income for tax purposes. The federal and state net operating loss will expire between 2031 and 2037 and the foreign net operating losses carryforward indefinitely. In addition, the Company also has federal credit carryforwards of approximately $1.4 million as of December 31, 2017 which may be available to offset future tax liabilities. These federal credits will expire between 2036 and 2037.

Utilization of the net operating loss and research credit carryforwards may be subject to substantial annual limitations due to ownership change limitations that may have occurred or that could occur in the future, as required by Sections 382 and 383 of the Code, as well as similar state provisions. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited.

The Company has not completed a study to assess whether an ownership change has occurred. If the Company has experienced an ownership change, utilization of the net operating loss and research credit carryforwards would be subject to an annual limitation under Sections 382 and 383 of the Code. Any limitation may result in expiration of a portion of the net operating loss carryforwards before utilization. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

The following table summarizes the changes in the amount of our unrecognized tax benefits (in thousands):

Unrecognized tax benefits at December 31, 2015	$402
Increase / (Decrease) for prior year tax positions	—
Increase for current year tax positions	582

Unrecognized tax benefits at December 31, 2016	984
Increase / (Decrease) for prior year tax positions	4
Increase for current year tax positions	—

Unrecognized tax benefits at December 31, 2017	$988

Any uncertain tax positions would be related to tax years that remain open and subject to examination by the relevant tax authorities. The Company has no liabilities related to uncertain tax positions, but does have unrecognized tax benefits of $1.0 million which have been recorded as a direct reduction to the deferred tax asset as of the year ended December 31, 2017. At December 31, 2017 and 2016, the Company had unrecognized tax benefits of $1.0 million and $1.0 million, respectively. The Company does not expect any significant increases or decreases to the Company’s unrecognized tax benefits within the next 12 months. If recognized, none of the unrecognized tax benefits would impact the Company’s effective tax rate due to the existence of the valuation allowance. The Company is subject to U.S. federal tax authority examinations and U.S. state tax authority examinations for all years with the net operating loss and credit carryforwards. At December 31, 2017, the Company has not accrued for interest or penalties associated with unrecognized tax liabilities. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

14. Selected Quarterly Consolidated Financial Data (Unaudited)

The following table contains unaudited consolidated financial information on a quarterly basis for 2017 and 2016. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Year Ended December 31, 2017
Total operating expenses	$8,993	$11,266	$14,322	$13,990
Other income (expense), net	(1,160)	(1,672)	(2,154)	2,722
Net loss	(10,107)	(12,857)	(16,391)	(11,190)
Net loss per share, basic and diluted	$(5.30)	$(6.50)	$(1.12)	$(0.56)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Year Ended December 31, 2016
Total operating expenses	$3,929	$5,033	$4,327	$7,400
Other income (expense), net	92	106	217	(888)
Net loss	(3,837)	(4,927)	(4,110)	(8,288)
Net loss per share, basic and diluted	$(2.28)	$(2.91)	$(2.42)	$(4.88)

Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	Date	Number

2.1†	Share Purchase Agreement, dated December 6, 2016, by and among Sienna Biopharmaceuticals, Inc., Shareholder Representative Services LLC and the Vendors set forth on Schedule 1 thereto.	S-1	7-3-2017	2.1

3.1	Amended and Restated Certificate of Incorporation, as amended.	8-K	8-1-2017	3.1

3.2	Amended and Restated Bylaws.	8-K	8-1-2017	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	7-17-2017	4.2

10.1†	Amended and Restated Exclusive Supply and License Agreement, dated as of April 19, 2017, by and between Sienna Biopharmaceuticals, Inc. and nanoComposix, Inc.	S-1/A	7-17-2017	10.1

10.2†	Letter Agreement, dated as of October 8, 2015, by and among Sienna Biopharmaceuticals, Inc. and certain of its stockholders listed therein.	S-1	7-3-2017	10.2

10.3	Amended and Restated Investors’ Rights Agreement, dated April 12, 2017, by and among Sienna Biopharmaceuticals, Inc. and the investors listed therein.	S-1	7-3-2017	10.3

10.4(a)	Office Lease, dated May 10, 2016, by and between Sienna Biopharmaceuticals, Inc. and Teachers Insurance and Annuity Association of America.	S-1	7-3-2017	10.4	(a)

10.4(b)	First Amendment to Office Lease, dated June 13, 2017, by and between Sienna Biopharmaceuticals, Inc. and Teachers Insurance and Annuity Association of America.	S-1	7-3-2017	10.4	(b)

10.5(a)#	2010 Equity Incentive Plan, as amended.	S-8	8-1-2017	99.1	(a)

10.5(b)#	Form of Stock Option Agreement under 2010 Equity Incentive Plan.	S-1	7-3-2017	10.5	(b)

10.5(c)#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under 2010 Equity Incentive Plan.	S-1	7-3-2017	10.5	(c)

10.6(a)#	2017 Incentive Award Plan.	S-8	8-1-2017	99.2	(a)

10.6(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2017 Incentive Award Plan.	S-1/A	7-17-2017	10.6	(b)

10.6(c)#	Form of Restricted Stock Award Grant Notice under the 2017 Incentive Award Plan.	S-1/A	7-17-2017	10.6	(c)

10.6(d)#	Form of Restricted Stock Unit Award Grant Notice under the 2017 Incentive Award Plan.	S-1/A	7-17-2017	10.6	(d)

10.7#	Employment Agreement by and between Sienna Biopharmaceuticals, Inc. and Frederick C. Beddingfield III, dated as of July 26, 2017.	S-1	7-3-2017	10.7

10.8#	Employment Agreement by and between Sienna Biopharmaceuticals, Inc. and Richard Peterson, dated as of July 26, 2017.	S-1	7-3-2017	10.8

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number

10.9#	Employment Agreement by and between Sienna Biopharmaceuticals, Inc. and Timothy K. Andrews, dated as of July 26, 2017.	S-1	7-3-2017	10.9

10.10#	Employment Agreement by and between Sienna Biopharmaceuticals, Inc. and Diane Stroehmann, dated as of July 26, 2017.	S-1	7-3-2017	10.10

10.11#	Employment Agreement by and between Sienna Biopharmaceuticals, Inc. and Todd Harris, dated as of July 26, 2017.	S-1	7-3-2017	10.11

10.12#	Employment Agreement by and between Sienna Biopharmaceuticals, Inc. and Paul Lizzul, dated as of July 26, 2017.	S-1	7-3-2017	10.12

10.13#	Non-Employee Director Compensation Program.	S-1/A	7-17-2017	10.13

10.14#	Form of Indemnification Agreement for directors and officers.	S-1	7-3-2017	10.14

10.15#	2017 Employee Stock Purchase Plan.	S-8	8-1-2017	99.3

21.1	List of Subsidiaries.				X

23.1	Consent of independent registered public accounting firm.				X

31.1	Certification of Chief Executive Officer of Sienna Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer of Sienna Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

†	Confidential treatment has been granted for certain information contained in this Exhibit. Such information has been omitted and filed separately with the SEC.
#	Indicates management contract or compensatory plan.
*	The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Sienna Biopharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sienna Biopharmaceuticals, Inc.

March 15, 2018	By:	/s/ Frederick C. Beddingfield III
Frederick C. Beddingfield III, M.D., Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Frederick C. Beddingfield III, M.D., Ph.D. and Richard Peterson, his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his or her name.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ FREDERICK C. BEDDINGFIELD III	Director, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2018
Frederick C. Beddingfield III, M.D., Ph.D.

/s/ RICHARD PETERSON	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2018
Richard Peterson

/s/ KEITH R. LEONARD JR	Chairman of the Board of Directors	March 15, 2018
Keith R. Leonard Jr.

/s/ KRISTINA BUROW	Member of the Board of Directors	March 15, 2018
Kristina Burow

/s/ DENNIS M. FENTON, Ph.D.	Member of the Board of Directors	March 15, 2018
Dennis M. Fenton Ph.D.

/s/ TODD HARRIS, Ph.D.	Member of the Board of Directors	March 15, 2018
Todd Harris, Ph.D.

/s/ ERLE T. MAST	Member of the Board of Directors	March 15, 2018
Erle T. Mast

/s/ ROBERT MORE	Member of the Board of Directors	March 15, 2018
Robert More

/s/ ROBERT NELSEN	Member of the Board of Directors	March 15, 2018
Robert Nelsen