Form 10-Q
period 2018-03-31
Sienna Biopharmaceuticals, Inc.
filed 2018-05-14
CIK 1656328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 9, 2018, there were 20,732,399 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Sienna Biopharmaceuticals, Inc.

Form 10-Q For The Quarter Ended March 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Sienna Biopharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,013	$74,467
Restricted cash	181	181
Prepaid expenses and other current assets	2,198	2,698

Total current assets	62,392	77,346
Property and equipment, net	397	432
In-process research and development	48,956	47,597
Goodwill	11,799	11,472

Total assets	$123,544	$136,847

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,863	$2,357
Accrued personnel costs	1,522	2,646
Other accrued expenses	5,522	3,007
Early exercise liability, current portion	213	231

Total current liabilities	9,120	8,241
Early exercise liability—net of current portion	205	258
Contingent consideration	24,400	22,900
Success payment liability	2,119	3,285
Deferred tax liability	11,277	10,964

Total liabilities	47,121	45,648
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized, no shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value, 300,000 shares authorized, 20,732 and 20,740 shares issued and 20,246 and 20,194 shares outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Additional paid in capital	172,679	171,726
Accumulated other comprehensive income	6,744	5,370
Accumulated deficit	(103,000)	(85,897)

Total stockholders’ equity	76,423	91,199

Total liabilities and stockholders’ equity	$123,544	$136,847

See accompanying notes.

Sienna Biopharmaceuticals, Inc.

Condensed Consolidated Statement of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Research and development	$12,980	$4,917
General and administrative	5,497	4,076

Total operating expenses	18,477	8,993

Loss from operations	(18,477)	(8,993)
Other income (expense), net	1,374	(1,160)

Net loss before taxes	(17,103)	(10,153)
Income tax benefit	—	46

Net loss	$(17,103)	$(10,107)

Other comprehensive income (loss):
Cumulative translation adjustment	1,374	771

Comprehensive loss	$(15,729)	$(9,336)

Per share information:
Net loss, basic and diluted	$(0.85)	$(5.30)

Basic and diluted weighted average shares outstanding	20,228	1,907

See accompanying notes.

Sienna Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(17,103)	$(10,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	39	26
Amortization of debt discount	—	86
Stock-based compensation	901	133
Fair value adjustment of success payment liability	(1,166)	1,052
Fair value adjustment of contingent consideration	1,500	1,390
Non-cash interest expense	—	27
Changes in assets and liabilities:
Prepaid expenses and other current assets	506	(248)
Accounts payable and other accrued liabilities	868	1,637

Net cash used in operating activities	(14,455)	(6,004)
Investing activities
Investment in property and equipment	(4)	(50)

Net cash used in investing activities	(4)	(50)
Financing activities
Proceeds from issuance of common stock, net of early exercise liability	—	6
Repurchase of unvested early exercise stock options	(18)	—
Proceeds from issuance of convertible promissory notes	—	3,906

Net cash (used in) provided by financing activities	(18)	3,912

Effect of exchange rate changes on cash	23	(106)
Net decrease in cash, cash equivalents and restricted cash	(14,454)	(2,248)
Cash, cash equivalents and restricted cash at beginning of period	74,648	9,200

Cash, cash equivalents and restricted cash at end of period	$60,194	$6,952

See accompanying notes.

Sienna Biopharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

1. Organization and Description of Business

In these notes to the unaudited condensed consolidated financial statements, the “Company,” “Sienna,” “we,” “us,’” and “our” refers to Sienna Biopharmaceuticals, Inc. (formerly Sienna Labs, Inc.) and its subsidiaries on a consolidated basis.

Sienna Biopharmaceuticals, Inc. was incorporated on July 27, 2010, under the laws of the State of Delaware and is headquartered in Westlake Village, California. The Company is a clinical-stage biopharmaceutical company focused on bringing innovations in biotechnology to the discovery, development and commercialization of first-in-class, targeted, topical products in medical dermatology and aesthetics.

On July 20, 2017, the Company amended and restated its certificate of incorporation, giving effect to a 1-for-5.87 reverse stock split of the Company’s capital stock. All share and per share information included in the accompanying unaudited condensed consolidated financial statements has been adjusted to reflect this reverse stock split.

On August 1, 2017, the Company completed its initial public offering, or IPO, of 4,983,333 shares of common stock, which included the exercise in full by the underwriters of their option to purchase up to 650,000 additional shares of common stock, at an offering price to the public of $15.00 per share. The Company received net proceeds of approximately $66.4 million after deducting underwriting discounts, commissions and offering related transaction costs. In connection with the IPO, the Company’s outstanding shares of convertible preferred stock were automatically converted into 12.8 million shares of common stock. As of March 31, 2018, the Company had 20.7 million shares of common stock outstanding. See Note 12, “Stockholders’ Equity.”

In connection with the completion of its IPO, on August 1, 2017, the Company’s certificate of incorporation was amended and restated to provide for 300.0 million authorized shares of common stock with a par value of $0.0001 per share and 10.0 million authorized shares of preferred stock with a par value of $0.0001 per share.

2. Liquidity Risks

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $103.0 million and $85.9 million as of March 31, 2018 and December 31, 2017, respectively. The Company had net losses of $17.1 million and $10.1 million for the three months ended March 31, 2018 and 2017, respectively, and net cash used in operating activities of $14.5 million and $6.0 million for the three months ended March 31, 2018 and 2017, respectively.

The Company has historically financed its operations primarily through private equity issuances and debt offerings, and more recently through its IPO. The Company had cash and cash equivalents of $60.0 million and $74.5 million at March 31, 2018 and December 31, 2017, respectively. The Company believes that its current capital resources will be sufficient to fund operations through at least the next twelve months based on the expected cash burn rate. The Company will be required to raise additional capital to fund future operations through the sale of its equity securities, incurring debt, entering into licensing or collaboration agreements with partners, grants or other sources of financing. There can be no assurance that sufficient funds will be available to the Company at all or on attractive terms when needed from equity or debt financings. If the Company is unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce its current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require the Company to relinquish rights to product candidates at an earlier stage of development or on less favorable terms to it or its stockholders than the Company would otherwise choose.

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

Unaudited Condensed Consolidated Financial Statements

The accompanying financial information for the three months ended March 31, 2018 and 2017, are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2018 and its results of operations for the three months ended March 31, 2018 and 2017 and cash flows for the three months ended March 31, 2018 and 2017. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other period(s).

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Sienna Biopharmaceuticals, Inc. and results of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. The most significant estimates in the Company’s consolidated financial statements relate to the valuation of equity awards and the success payment liability, clinical trial accruals and the valuation of the contingent consideration obligations incurred in connection with the acquisition of Creabilis plc, or Creabilis. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

Cash and Cash Equivalents

The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, and obligations issued by U.S. government and U.S. government agencies, and places restrictions on maturities and concentration by type and issuer. The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of March 31, 2018, cash and cash equivalents are comprised of funds in cash and U.S. Treasury money market funds. From time to time, the Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation. The accounts are monitored by management to mitigate the risk.

Restricted Cash

At March 31, 2018 and December 31, 2017, the Company held $0.2 million of restricted cash related to cash collateralized standby letters of credit in connection with obligations under the facility lease.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets which range from three to five years. Maintenance and repairs are expensed as incurred. The Company reviews the carrying values of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments recognized during the three months ended March 31, 2018 and the year ended December 31, 2017.

In-process Research and Development and Goodwill

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date (which is regarded as their cost). Intangible assets related to in-process research and development, or IPR&D, are treated as indefinite-lived intangible assets and not amortized until they become definite lived assets upon regulatory approval. At that time, the Company will determine the useful life of the asset and begin amortization. Indefinite-lived intangible assets are reviewed for impairment at least annually or if indicators of potential impairment exist. There were no impairments of indefinite-lived intangible assets for the three months ended March 31, 2018 and the year ended December 31, 2017.

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment annually and upon the occurrence of triggering events or substantive changes in circumstances that could indicate a potential impairment. An impairment loss is recognized when the fair value of the reporting unit to which the goodwill relates is below its carrying value for the difference between the fair value and its carrying amounts. There was no impairment of goodwill for the three months ended March 31, 2018 and the year ended December 31, 2017.

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

Clinical Trial Accruals

As part of the process of preparing its consolidated financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company’s objective is to reflect the appropriate trial expenses in its consolidated financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its rate of clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date in its consolidated financial statements based on the facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through March 31, 2018, there have been no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials. The Company’s clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Prepaid expenses and other current assets include prepaid clinical trial costs of $0.1 million and $1.1 million as of March 31, 2018 and December 31, 2017, respectively. Other accrued expenses include accrued clinical trial costs of $2.2 million and $0.9 million as of March 31, 2018 and December 31, 2017, respectively.

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, excluding the effects of converting preferred stock, stock options and unvested restricted stock outstanding. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effects of convertible preferred stock, convertible notes, stock options and unvested restricted stock outstanding during the period calculated in accordance with the treasury stock method but are excluded if their impact is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between the weighted average number of shares used to calculate basic and diluted net loss per common share for the three months ended March 31, 2018 and 2017. Shares excluded from the calculation were 1.7 million and 10.8 million at March 31, 2018 and 2017, respectively.

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

Recently Issued Accounting Standards

Accounting Pronouncements Adopted

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”, a new accounting standard to incorporate Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 118 (SAB 118), which addresses the accounting implications of the major tax reform legislation, Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the 2017 Tax Act), enacted on December 22, 2017. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the 2017 Tax Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Act are incomplete by the due date of the financial statements and if possible provide a reasonable estimate. The Company will continue to analyze the 2017 Tax Act and, in certain areas, have made reasonable estimates of the effects on the condensed consolidated financial statements and tax disclosures.

In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. The Company adopted this standard as of January 1, 2018 and will apply it prospectively. Adoption of this new standard may result in more transactions being accounted for as asset acquisitions versus business combinations. The impact on the consolidated financial statements in future periods will depend on the facts and circumstances of future transactions.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). The update is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. Early adoption is permitted. The purpose of Update No. 2016-18 is to clarify guidance and presentation related to restricted cash in the statement of cash flows. The amendment requires beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include cash and cash equivalents as well as restricted cash and restricted cash equivalents. This amended guidance was retrospectively adopted on January 1, 2018 and required that cash, cash equivalents and restricted cash reported on the condensed consolidated statements of cash flows now includes restricted cash of $0.2 million and $0.1 million as of March 31, 2018 and 2017, respectively, as well as previously reported cash and cash equivalents.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)” (“ASU 2016-15”), which seeks to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows, including contingent consideration cash payments made after a business combination. The Company adopted this standard on January 1, 2018 with no impact on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. This guidance is effective for fiscal years beginning after December 15, 2017, with an option to early adopt for fiscal years beginning after December 15, 2016. The Company adopted this standard on January 1, 2018 and as the Company has no revenues, there was no impact on the consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which provides the option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The new authoritative guidance will be effective for all entities for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements and disclosures, but does not expect it to have a significant impact.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842), which requires lessees to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities. The standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective approach to adoption. The primary effect of adoption will be the requirement to record right-of-use assets and corresponding lease obligations for current operating leases. The requirements of this standard include a significant increase in required disclosures. The Company is in the process of identifying and analyzing all agreements which may be affected by the new guidance and is currently evaluating the update and assessing the impact it may have on its consolidated financial statements and disclosures.

4. Creabilis Acquisition

Pursuant to the acquisition of Creabilis in December 2016, the Company obtained SNA-120, SNA-125 and the related intellectual property. SNA-120 is a first-in-class inhibitor of TrkA in Phase 2b clinical development for the treatment of pruritus, or itch, associated with psoriasis, as well as for psoriasis itself. SNA-125 is a dual JAK3/TrkA inhibitor being developed for the treatment of atopic dermatitis, psoriasis and pruritus. The transaction was accounted for as a business combination under the acquisition method of accounting and as such, the tangible assets and identifiable intangible assets acquired and liabilities assumed were recorded at fair value, with the remaining purchase price recorded as goodwill.

Upon closing, the Company became obligated to make certain contingent payments up to an aggregate of $58.0 million in a combination of cash and stock upon the achievement of certain development and approval milestones. In addition, the Company became obligated to make certain contingent payments up to an aggregate of $80.0 million in cash upon the achievement of certain annual net sales thresholds and one-time royalties of less than 1% of the amount by which annual net sales exceeds each threshold in the year such threshold is achieved.

On October 19, 2017, the Company achieved the first dosing of a human subject in a phase 2b clinical trial for SNA-120, triggering the obligation to settle the first contingent payment of $5.0 million to the former Creabilis shareholders, subject to certain offsets. As a result, the Company issued 201,268 shares of its common stock valued at $20.86 per share for the aggregate value of $4.2 million to the former Creabilis shareholders. Accordingly, the shares were issued to the former Creabilis shareholders for no additional cash consideration. The Company recognized the additional change in fair value of the contingent consideration liability through the date of settlement and reclassified the related contingent consideration liability balance to equity in the condensed consolidated balance sheet.

The agreement to pay the future milestones and potential one-time royalties resulted in the recognition of a contingent consideration liability, which was recognized at the inception of the transaction. Other than these payments, subsequent changes to the estimated amounts of contingent consideration to be paid are recognized in the condensed consolidated statement of operations in general and administrative expense. The fair value of the contingent consideration is based on preliminary cash flow projections, based on expected product sales, probabilities around the achievement of certain development, approval and sales milestones and other assumptions. Based on the assumptions, the fair value of the contingent consideration liability was determined to be $24.4 million and $22.9 million at March 31, 2018 and December 31, 2017, respectively. The fair value of the contingent consideration was determined by a third-party valuation firm applying the income approach, using several significant unobservable inputs as discussed in Note 7, “Fair Value Measurements”. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance.

The Company recorded a deferred tax liability of $9.4 million for the non-deductible in-process research and development intangible assets acquired on the date of the acquisition. The deferred tax liability is a foreign denominated liability subject to translation at each balance sheet date and had a carrying value of $11.3 million and $11.0 million at March 31, 2018 and December 31, 2017, respectively. The change in carrying value during the three months ended March 31, 2018 was related to $0.3 million of translation adjustments. The recording of the deferred tax liability resulted in goodwill in the amount of $9.8 million on the date of acquisition. Goodwill is also foreign denominated and subject to translation at each balance sheet date and had a carrying value of $11.8 million and $11.5 million at March 31, 2018 and December 31, 2017, respectively. The change in carrying value during the three months ended March 31, 2018 was due to translation adjustments of $0.3 million. The net impact of all translation adjustments is included in other comprehensive loss. Goodwill will not be amortized but will be tested at least annually for impairment.

5. Identifiable Intangible Assets

The Company’s only identifiable intangible assets as of March 31, 2018 and December 31, 2017 are indefinite-lived IPR&D assets related to SNA-120 and SNA-125. The total intangible IPR&D assets were recorded at an initial value of $42.3 million as a result of the Company’s acquisition of Creabilis. These IPR&D assets are foreign denominated and subject to translation and had a carrying value of $49.0 million and $47.6 million as of March 31, 2018 and December 31, 2017, respectively. The Company uses the income approach to derive the fair value of IPR&D assets. This approach calculates fair value by estimating future cash flows attributable to the assets, using several unobservable inputs such as future revenues and expenses, time and resources need to complete development and probabilities of obtaining market approval, and then discounting these cash flows to a present value using a risk-adjusted discount rate commensurate with the Company’s cost of capital and expectation of the revenue growth for products at their life cycle stage. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance. See Note 7, “Fair Value Measurements”.

Indefinite-lived intangible assets are initially measured at their respective fair values and will not be amortized until commercialization. If commercialization occurs, intangible assets will be amortized over their estimated useful lives. In-process research and development assets were initially recognized at their fair value as determined on the date of acquisition of December 6, 2016 and are reviewed for impairment at least annually or whenever changes in circumstances indicate a potential impairment or upon regulatory approval resulting in the reclassification to a finite-lived intangible asset. Changes in value as a result of foreign currency translation adjustments are included in other comprehensive income (loss).

6. Property and Equipment

Property and equipment consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	Estimated Useful Life (in years)	March 31, 2018	December 31, 2017
Lab equipment	5	$307	$307
Computer hardware	3	116	116
Capital lease equipment	3	46	46
Furniture and fixtures	5	95	91
Leasehold improvements		105	105

Total		669	665
Less accumulated depreciation		(272)	(233)

Property and equipment, net		$397	$432

Leasehold improvements are depreciated over the lease term. Depreciation expense was $39,000 and $26,000 for the three months ended March 31, 2018 and 2017, respectively.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$60,013	$—	$—

Total	$60,013	$—	$—

Liabilities:
Success payment liability	$—	$—	$2,119
Contingent consideration	—	—	24,400

Total	$—	$—	$26,519

	December 31, 2017
	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$74,467	$—	$—

Total	$74,467	$—	$—

Liabilities:
Success payment liability	$—	$—	$3,285
Contingent consideration	—	—	22,900

Total	$—	$—	$26,185

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

	Success Payment Liability	Contingent Consideration
Balance at December 31, 2017	$3,285	$22,900
Change in fair value due to remeasurement	(1,166)	1,500

Balance at March 31, 2018	$2,119	$24,400

Cash equivalents

At March 31, 2018, the Company’s cash equivalents are comprised of U.S. Treasury money market funds whose value is based upon quoted market prices in active markets for identical assets or liabilities with no adjustments applied. Accordingly, these investments are classified as Level 1 of the fair value measurements and disclosure guidance.

Intangible assets

In connection with the acquisition of Creabilis, the Company acquired intangible in-process research and development assets which were recorded at fair value based on significant unobservable (Level 3) inputs. The fair value of IPR&D assets at the acquisition date was determined by an independent third-party valuation firm applying the income approach. This approach calculates fair value by estimating future cash flows attributable to the IPR&D assets using several significant unobservable inputs, including a risk adjusted discount rate commensurate with the perceived risk of the IPR&D assets of 20.5%, projected future revenues and expenses based on the cumulative probabilities of multiple scenarios with individual probabilities ranging from 0.1% to 22.5%, and estimates of the timing of the achievement of the various product development, regulatory approval and sales milestones. These intangible assets are not measured at fair value on a recurring basis but are subject to fair value measurement when required as part of the related impairment test.

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

The fair value of the contingent consideration was determined by an independent third-party valuation firm applying the income approach. This approach calculates fair value by estimating future cash flows attributable to the related IPR&D assets using several significant unobservable inputs, including risk adjusted discount rates ranging from 5.33% to 17.5%, projected future revenues and expenses based on the cumulative probabilities of multiple scenarios with individual probabilities ranging from 0.1% to 25.0%, and estimates of the timing of the achievement of the various product development, regulatory approval and sales milestones. Significant increases or decreases in any of the probabilities of success and other inputs would result in a significantly higher or lower fair value measurement, respectively. Changes in the fair values of the contingent consideration obligations are recorded in general and administrative expense in the condensed consolidated statement of operations.

In October 2017, the Company commenced the additional Phase 2b clinical trial for SNA-120, triggering the first contingent milestone payment of $5.0 million, less certain offsets totaling approximately $0.3 million, which was satisfied by issuing an aggregate of 201,268 shares of common stock to the former Creabilis shareholders. The number of shares issued was based on the volume weighted average price of the Company’s common stock over the 20-day trading period preceding the commencement of the trial. Concurrently, the Company recognized the additional change in fair value of the contingent consideration liability in general and administrative expense and recognized the settlement of the first contingent milestone in shares of common stock totaling $4.2 million by reclassifying the related contingent consideration liability balance to equity in the condensed consolidated balance sheet. The increase in value during the three months ended March 31, 2018 and 2017 was $1.5 million and $1.4 million, respectively. The increases in the value of the contingent consideration liability were primarily related to the passage of time and progress toward milestone dates as well as changes in external market factors.

Success payment liability

In October 2015, as a result of an agreement in which the Company agreed to pay certain stockholders success payments if the stock price of the Company’s common stock reached certain thresholds, the Company recorded a success payment liability. The success payment liability was recorded at fair value based on significant unobservable inputs, as discussed in Note 9, “Success Payment Liability”. The change in fair value resulted in other income of $1.2 million and other expense of $1.1 million during the three months ended March 31, 2018 and 2017, respectively, and was recorded to other income and expense, net in the condensed consolidated statements of operations. The valuation of the fair value of the success payment liability uses assumptions the Company believes would be made by a market participant and the Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. In evaluating the fair value information, judgement is required to interpret the market data used to develop the estimates. The use of different market assumptions and/ or different valuation techniques could result in materially different fair value estimates. Significant increases or decreases in the probabilities of meeting the common stock price thresholds or in the timing or likelihood of achieving the triggering events and other inputs would result in a significantly higher or lower fair value measurement, respectively.

There were no transfers of assets or liabilities between the fair value measurement levels during the three months ended March 31, 2018 or the year ended December 31, 2017.

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

The conversion feature included a 15% discount in the convertible notes, which constituted a beneficial conversion feature that was bifurcated and allocated to additional paid in capital. The intrinsic value of the beneficial conversion feature due to the 15% discount on conversion of the principal and accrued interest was calculated to be $0.7 million. This resulted in a discount of $0.7 million being allocated to the Series B Bridge Notes which was being amortized to interest expense in the condensed consolidated statement of operations on an effective interest method from the date of issuance of each Series B Bridge Notes through the maturity date of January 27, 2018.

In April 2017, in connection with the Company’s Series B convertible preferred stock financing, the outstanding principal under the Series B Bridge Notes of $3.9 million, plus $34,000 of accrued interest, converted into an aggregate of 0.4 million shares of Series B convertible preferred stock at a rate of $10.40 per share and the Series B Bridge Notes were cancelled. In connection with the IPO, the Series B convertible preferred stock was automatically converted into 0.4 million shares of common stock. The remaining unamortized discount was recognized in interest expense in the condensed consolidated statement of operations. Included in other income (expense), net for the three months ended March 31, 2017 is amortization of the debt discount of $0.1 million and accrued interest expense of $27,000.

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

Upon their issuance, the success payments did not require any future service to be provided by the recipients and as such, the success payments were accounted for under accounting guidance for derivatives and hedging. Accordingly, the Company recorded an initial liability at fair value and remeasures the liability each reporting period, with changes being recognized in the consolidated statement of operations. The fair value of the success payments liability was estimated based on a third-party valuation using a model which simulates the future movement of stock prices based on several key variables. The following variables were incorporated in the estimated fair value of the success payment liability: estimated term of the success payments, fair value of the Company’s common stock, expected volatility, and risk-free interest rate. The computation of expected volatility was estimated using a combination of available information about the historical volatility of stocks of similar publicly-traded companies for a period matching the expected term assumption. During the three months ended March 31, 2018 and 2017, the Company recorded other income of $1.2 million and other expense of $1.1 million, respectively, due to remeasurement of the liability.

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

During each of the three months ended March 31, 2018 and 2017, the Company incurred $0.1 million for rent expense.

License and Supply Agreement

The Company has an exclusive license and supply agreement with nanoComposix, pursuant to which the Company owes minimum annual royalties of $50,000 or low single digit royalties on net sales of licensed products.

Indemnifications

The Company has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while the directors and executive officers are serving at the Company’s request in such capacities. There have been no claims to date and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company did not record liabilities for these agreements as of March 31, 2018 and December 31, 2017.

Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business, including those set forth in Part II, Item 1 “Legal Proceedings”. As of March 31, 2018, there are no matters where there is at least a reasonable probability that a material loss has been or will be incurred.

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

Stock Purchase Rights

In January 2016, in connection with his commencement of employment with the Company, the Company’s board of directors granted Dr. Beddingfield, the Company’s President and Chief Executive Officer, the right to purchase 0.6 million shares of the Company’s common stock for a purchase price of $2.35 per share, which the board of directors determined was the fair market value on the date of grant. With respect to 0.5 million shares subject to the stock purchase right, 25% of the shares vest on the first anniversary of the grant, and 1/48th of the shares vest monthly thereafter, subject to Dr. Beddingfield continuing to provide services to the Company through each such vesting date. With respect to 49,000 shares subject to the stock purchase right, 50% of the shares vest on the first date the volume-weighted average trading price of the Company’s common stock equals or exceeds $71.03 per share, and 1/24th of the shares vest monthly thereafter, subject to Dr. Beddingfield continuing to provide services to the Company through each such vesting date. With respect to the remaining 49,000 shares subject to the stock purchase right, 50% of the shares vest upon achievement of a milestone related to clinical development, and 1/24th of the shares vest monthly thereafter, subject to Dr. Beddingfield continuing to provide services to the Company through each such vesting date. The Company determined that the stock purchase rights effectively represented an option and the fair value of the option was $1.3 million which is being amortized as compensation expense over the performance period of the award with $56,000 and $36,000 recognized as compensation expense for the three months ended March 31, 2018 and 2017, respectively.

In May 2016, Dr. Beddingfield exercised his stock purchase rights in full and purchased restricted stock that vests on the same schedule as the stock purchase rights by providing a promissory note to the Company in the principal amount of $1.3 million, with an interest rate of 1.43% per annum. The promissory note was considered to be substantively non-recourse and, as such, the issuance of the unvested restricted shares in exchange for the note continued to constitute a stock option for accounting purposes. As the promissory note was non-recourse, it was not reflected on the Company’s balance sheet at December 31, 2016. In June 2017, the Company forgave all outstanding principal and accrued interest under the related party non-recourse promissory note effective as of July 2, 2017, and the note was cancelled. The total outstanding principal balance and accrued but unpaid interest forgiven on the promissory note was $1.3 million. As of December 31, 2017, 0.2 million shares subject to the award had vested and an additional 28,000 shares vested during the three months ended March 31, 2018.

Success Payments

Todd Harris, the Company’s Head of Corporate Development and member of the Company’s board of directors, is a beneficiary of the Success Payments Agreement, as described in Note 9 “Success Payment Liability” and will receive 25.22% of any related payouts.

12. Stockholders’ Equity

As of March 31, 2018, the authorized stock of the Company was 300.0 million shares of common stock, $0.0001 par value per share, and 10.0 million shares of preferred stock, $0.0001 par value per share.

Common Stock

Holders of common stock are entitled to one vote per share and, upon liquidation, dissolution, or winding up of the Company, are entitled to receive all assets available for distribution to stockholders. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

Shares of common stock reserved for future issuance were as follows (in thousands):

March 31, 2018
Common stock awards outstanding	1,202
Common stock awards available for grant under employee benefit plans	1,498
Increase to shares issuable under employee benefit plans	1,037

Total shares of common stock reserved for future issuance	3,737

Convertible Preferred Stock

As of March 31, 2018, there was no convertible preferred stock outstanding. In connection with the Company’s IPO, all outstanding shares of convertible preferred stock were automatically converted into 12.8 million shares of common stock.

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

The fair value of each employee award granted during 2018 and 2017 was estimated on the grant date using the Black-Scholes option-pricing model. The fair value of each non-employee option granted was estimated on the grant date and subsequently remeasured each reporting period using the Black-Scholes option-pricing model. The following assumptions were used for grant date fair value for the three months ended March 31, 2018 and year ended December 31, 2017:

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Expected stock price volatility	66.72%–69.90%	59.13%–64.09%
Expected dividend yield	— %	— %
Expected term (in years)	6.08	5.3–10.0
Risk-free interest rate	2.55%–2.72%	1.77%–2.60%

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

The table below summarizes the stock option activity for the three months ended March 31, 2018:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	1,159	$8.19	$11,795
Granted	165	19.48
Exercised	—	—	—
Cancelled	(122)	11.40

Outstanding at March 31, 2018	1,202	$9.42	$11,597

Exercisable at March 31, 2018	297	$4.28	$4,313

The aggregate intrinsic value of the options outstanding, is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of March 31, 2018.

The Company did not grant any non-employee options to purchase shares of its common stock during the three months ended March 31, 2018.

Total compensation cost recorded in the condensed consolidated statements of operations and comprehensive loss, which includes non-cash stock-based compensation expense, restricted shares issued to nonemployees subject to vesting, the value of stock and options issued to nonemployees for services and non-cash stock-based compensation expense relating to the 2017 Employee Stock Purchase Plan, or ESPP are allocated as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$443	$34
General and administrative	458	99

	$901	$133

As of March 31, 2018, there was $6.9 million of unrecognized compensation expense related to unvested employee stock award agreements, which is expected to be recognized over a weighted-average period of approximately 3.38 years. For stock option awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award.

The weighted-average grant date fair value of all stock options granted during the three months ended March 31, 2018 was $12.74. The weighted-average remaining contractual life of options outstanding at March 31, 2018 is 8.9 years. The total fair value of the shares vested during the three months ended March 31, 2018 was $0.7 million. Additionally, stock compensation expense includes $0.1 million and $34,000 related to non-employee option grants during the three months ended March 31, 2018 and 2017, respectively.

Prior to its termination in connection with the effectiveness of the 2017 Plan, the 2010 Plan allowed the Company to grant to employees the right to exercise stock options in exchange for cash before the requisite service was provided (e.g., before the award is vested under its original terms); however, such arrangements permit the Company to subsequently repurchase such shares at the exercise price if the employee ceases to be a service provider. Such an exercise is not substantive for accounting purposes. Therefore, the payment received for the exercise price is recognized as an early exercise liability in the condensed consolidated balance sheets and will be transferred to common stock and additional paid in capital as such shares vest. As of March 31, 2018 and 2017, 0.5 million and 0.7 million unvested shares, respectively, were legally issued but are not considered outstanding for accounting purposes and are therefore excluded from basic and diluted net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. In connection with these unvested shares, the Company has recorded an early exercise liability as of March 31, 2018 and December 31, 2017, of $0.4 million and $0.5 million, respectively, of which $0.2 million and $0.2 million is included in current liabilities, and $0.2 million and $0.3 million is included in non-current liabilities in the condensed consolidated balance sheet at March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018, the Company repurchased 7,775 shares of unvested early exercise shares at $2.35 per share.

2017 Employee Stock Purchase Plan

The Company adopted the ESPP, which became effective upon the completion of the IPO on August 1, 2017. The ESPP is designed to allow the Company’s eligible employees to purchase shares of the Company’s common stock, at semi-annual intervals, with their accumulated payroll deductions. Under the ESPP, participants are offered the option to purchase shares of the Company’s common stock at a discount during a series of successive offering periods. The option purchase price will be the lower of 85% of the closing trading price per share of the Company’s common stock on the first trading date of an offering period in which a participant is enrolled or 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each offering period. The Company began the first offering period on December 31, 2017.

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

The Company recognized $0.1 million in compensation expense related to the ESPP for the three months ended March 31, 2018.

As of March 31, 2018, no shares had been issued under the ESPP.

13. Income Taxes

There is no provision for income taxes for the three months ended March 31, 2018 as the Company has incurred operating losses since inception. Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings. As a result, for the three months ended March 31, 2017 the Company recorded a $46,000 income tax benefit in the consolidated statement of operations.

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

As of March 31, 2018, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with the net operating loss and credit carryforwards.

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

Due to the uncertainties which currently exist in the interpretation of the provisions of the Act regarding Code Section 162(m), the Company has not evaluated all of the potential impacts as amended by the Act on its consolidated financial statements.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2017, which has been filed with the Securities and Exchange Commission, or SEC.

This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. In addition, we or others on our behalf may make forward-looking statements in press releases or written statements or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview

We are a clinical-stage biopharmaceutical company focused on bringing innovations in biotechnology to the discovery, development and commercialization of first-in-class, targeted, topical products in medical dermatology and aesthetics. Our objective is to develop our multi-asset pipeline of topical therapies that enhance the health, appearance and quality of life of dermatology patients. We are advancing multiple product candidates derived from our Topical by Design™ platform, all of which are designed to be suitable for chronic administration in patients with inflammatory skin diseases and other dermatologic and aesthetic conditions. Our lead candidate from this platform, SNA-120, is a first-in-class inhibitor of Tropomyosin receptor kinase A, or TrkA, in Phase 2b clinical development for the treatment of pruritus, or itch, associated with psoriasis, as well as for psoriasis itself. Our second Topical by DesignTM product candidate, SNA-125, is a dual JAK3/TrkA inhibitor being developed for the treatment of atopic dermatitis, psoriasis and pruritus. Additionally, we have advanced SNA-001, a silver particle treatment derived from our Topical Photoparticle Therapy™ platform, into pivotal clinical trials for both acne vulgaris and the reduction of unwanted light-pigmented hair. We believe our management team is well-positioned to execute on our objectives, having served in clinical and commercial leadership roles at several marquee dermatology, aesthetics and biotechnology companies, including Kythera, Allergan, Medicis and Amgen.

Since our inception in 2010, we have invested a significant portion of our efforts and financial resources in research and development activities and the acquisition of Creabilis plc, or Creabilis, in December 2016. We have not generated any revenue from product sales and, to date, have funded our operations primarily through private and public equity issuances and debt offerings. At March 31, 2018, we had cash and cash equivalents of $60.0 million. In August 2017, we completed our initial public offering, or IPO, of our common stock pursuant to which we issued 4,983,333 shares of our common stock at a price to the public of $15.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 650,000 additional shares. Our net proceeds, after deducting underwriting discounts, commissions and offering related transaction costs, were $66.4 million.

We have incurred net losses in each year since inception, including net losses of $17.1 million and $10.1 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $103.0 million. We expect to continue to incur losses for the foreseeable future and expect to incur increased expenses as we advance our product candidates through clinical trials and regulatory submissions. We do not expect to generate revenue from product sales unless, and until, we obtain regulatory approval or clearance from the U.S. Food and Drug Administration, or FDA, for our product candidates. If we obtain regulatory approval or clearance for our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, we expect that our expenses will increase substantially as we continue nonclinical studies and clinical trials for, and research and development of, our product candidates and maintain, expand and protect our intellectual property portfolio. As a result, we will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through equity or debt financings or other sources, such as potential collaboration agreements. Our failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, consolidated results of operations and financial condition.

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

Through our acquisition of Creabilis and the Topical by DesignTM platform and related product candidates, SNA-120 and SNA-125, we will be required to make contingent payments in cash and stock upon the achievement of certain development, approval and sales milestones. In October 2017, we commenced our additional Phase 2b clinical trial for SNA-120, triggering our first contingent milestone payment of $5.0 million, less certain offsets totaling approximately $0.3 million, which we satisfied by issuing an aggregate of 201,268 shares of common stock in December 2017 to the former Creabilis shareholders pursuant to the terms of the Share Purchase Agreement. Upon the achievement of certain specified development and approval milestones for SNA-120 and SNA-125, we are obligated to pay the former Creabilis shareholders up to an additional $53.0 million, which consists of an aggregate of $25.0 million in cash and $28.0 million in shares of our common stock. In addition, upon the achievement of certain annual net sales milestone thresholds for qualifying products, including SNA-120 and SNA-125, we are required to pay the former Creabilis shareholders up to an aggregate of $80.0 million in cash as well as one-time royalties of less than 1% on net sales of qualified products that exceed these net sales thresholds in the year such threshold is achieved. See “—Critical Accounting Policies and Use of Estimates—Creabilis Acquisition” below.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Clinical Trial Accruals

As part of the process of preparing our consolidated financial statements, we are required to estimate expenses resulting from our obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate trial expenses in our consolidated financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, we adjust the rate of clinical expense recognition if actual results differ from our estimates. We make estimates of accrued expenses as of each balance sheet date in our consolidated financial statements based on the facts and circumstances known at that time. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. Through March 31, 2018, there have been no material adjustments to our prior period estimates of accrued expenses for clinical trials. Our clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations and other third-party vendors.

In-Process Research and Development and Goodwill

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date (which is regarded as their cost). Intangible assets related to in-process research and development, or IPR&D, are treated as indefinite lived intangible assets and not amortized until completion of the associated research and development efforts, typically upon regulatory approval. At that time, we will determine the useful life of the asset and begin amortization. Intangible assets are reviewed for impairment at least annually, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and upon establishment of technological feasibility or regulatory approval. There were no impairments of intangible assets for the three months ended March 31, 2018 or the year ended December 31, 2017.

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

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination. We evaluate goodwill for impairment annually and upon the occurrence of triggering events or substantive changes in circumstances that could indicate a potential impairment. An impairment loss is recognized when the fair value of the reporting unit to which the goodwill relates is below its carrying value for the difference between the fair value and its carrying amounts. There was no impairment of goodwill for the three months ended March 31, 2018 or the year ended December 31, 2017.

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

Upon their issuance, the success payments did not require any future service to be provided by the recipients and as such, the success payments were accounted for under accounting guidance for derivatives and hedging. Accordingly, we recorded an initial liability at fair value and will remeasure the liability each reporting period, with changes being recognized in the consolidated statement of operations in other income and expense. The fair value of the success payments liability was estimated based on a third-party valuation using a model which simulates the future movement of stock prices based on several key variables. The following variables were incorporated in the estimated fair value of the success payment liability: estimated term of the success payments, fair value of our common stock, expected volatility, and risk-free interest rate. The computation of expected volatility was estimated using a combination of available information about the historical volatility of stocks of similar publicly-traded companies for a period matching the expected term assumption. During the three months ended March 31, 2018 and 2017, we recorded other income of $1.2 million and other expense of $1.1 million, respectively, due to remeasurement of the liability.

In determining the fair value of the success payments, judgment is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques could result in materially different fair value estimates. Significant increases or decreases in our common stock price and other inputs could result in a significantly higher or lower fair value measurement, respectively.

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

We calculate the fair value measurement of stock options using the Black-Scholes valuation model. In determining the fair value of stock options granted, the following weighted average assumptions were used in the Black-Scholes option-pricing model for awards granted for the three months ended March 31, 2018 and the year ended December 31, 2017.

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Expected stock price volatility	66.72–69.90%	59.13–64.09%
Expected dividend yield	—%	—%
Expected term (in years)	6.08	5.3–10.0
Risk-free interest rate	2.55–2.72%	1.77–2.60%

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

We recorded noncash stock-based compensation expense for employee and nonemployee stock option grants and the ESPP for the three months ended March 31, 2018 and 2017, as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Research and development	$443	$34
General and administrative	458	99

	$901	$133

As of March 31, 2018, there was $6.9 million of unrecognized compensation expense related to unvested employee stock award agreements, which is expected to be recognized over a weighted-average period of approximately 3.38 years. For stock option awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award.

Prior to its termination in connection with the effectiveness of our 2017 Incentive Award Plan, our 2010 Equity Incentive Plan allowed us to grant to employees the right to exercise stock options in exchange for cash before the requisite services are provided (e.g., before the award is vested under its original terms); however, such arrangements permit us to subsequently repurchase such shares at the exercise price if the employee ceases to be a service provider. Such an exercise is not substantive for accounting purposes. Therefore, the payment received for the exercise price is recognized as an early exercise liability in the consolidated balance sheets and will be transferred to common stock and additional paid in capital as such shares vest. As of March 31, 2018 and December 31, 2017, 0.5 million and 0.7 million unvested shares were issued and outstanding, respectively. In connection with these unvested shares, we recorded an early exercise liability as of March 31, 2018 and December 31, 2017 of $0.4 million and $0.5 million, respectively, of which $0.2 million and $0.2 million is included in other current liabilities and $0.2 million and $0.3 million is included in other non-current liabilities in the consolidated balance sheet at March 31, 2018 and December 31, 2017, respectively. These shares are excluded from basic net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature.

Creabilis Acquisition

As a result of the Creabilis acquisition we became obligated to make certain contingent payments. Upon the achievement of certain additional clinical, regulatory and approval milestones for SNA-120 and SNA-125, we are obligated to pay the former Creabilis shareholders up to an additional $53.0 million, which consists of an aggregate of $25.0 million in cash and $28.0 million in shares of our common stock. In addition, we are obligated to make certain contingent payments up to an aggregate of $80.0 million in cash upon the achievement of certain annual net sales thresholds and one-time cash royalties of less than 1% of the amount by which annual net sales exceed each threshold in the year such threshold is achieved. Where milestone payments are required to be paid in stock, the number of shares will be determined based on the volume weighted average price of the common stock as reported on Nasdaq, for the preceding 20-day trading period.

The agreement to pay the future milestones and potential one-time royalties resulted in the recognition of contingent consideration, which was recognized at the inception of the transaction. Other than these payments, subsequent changes to the estimated amounts of contingent consideration to be paid are recognized in the condensed consolidated statement of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, which are based on expected product sales, probabilities around the achievement of certain development, approval and sales milestones and other assumptions. Based on these assumptions, the fair value of the contingent consideration was determined to be $24.4 million as of March 31, 2018 and $22.9 million at December 31, 2017. The fair value of the contingent consideration was determined by a third-party valuation firm by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate commensurate with our cost of capital and expectation of the revenue growth for products based on their life cycle stage.

We recorded a deferred tax liability of $9.4 million for the non-deductible in-process research and development intangible assets acquired on the date of the acquisition. The deferred tax liability is a foreign denominated liability subject to translation at each balance sheet date and had a carrying value of $11.3 million and $11.0 million at March 31, 2018 and December 31, 2017, respectively. The change in carrying value during the three months ended March 31, 2018 was related to $0.3 million of translation adjustments. The recording of the deferred tax liability resulted in goodwill in the amount of $9.8 million on the date of acquisition. Goodwill is also foreign denominated and subject to translation at each balance sheet date and had a carrying value of $11.8 million and $11.5 million at March 31, 2018 and December 31, 2017, respectively. The change in carrying value during the three months ended March 31, 2018 was due to translation adjustments of $0.3 million. The net impact of all translation adjustments is included in other comprehensive loss. Goodwill will not be amortized but will be tested at least annually for impairment. No impairment has been recognized as of March 31, 2018 or December 31, 2017.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table sets forth our results of operations for the periods indicated:

	(unaudited) Three Months Ended March 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$12,980	$4,917	$8,063	164%
General and administrative	5,497	4,076	1,421	35

Total operating expenses	18,477	8,993	9,484	105

Loss from operations	(18,477)	(8,993)	(9,484)	105
Other income (expense), net	1,374	(1,160)	2,534	(218)

Net loss before taxes	(17,103)	(10,153)	(6,950)	68
Income tax benefit	—	46	(46)	(100)

Net loss	$(17,103)	$(10,107)	$(6,996)	69%

Research and development expenses

Research and development expenses were $13.0 million for the three months ended March 31, 2018, compared to $4.9 million for the three months ended March 31, 2017. The increase in research and development expenses is primarily due to an increase in clinical trial costs of $4.5 million as a result of the progression of our pivotal SNA-001 studies and initiation of SNA-120 and SNA-125 studies. Other increases in research and development expenses include increases in personnel related costs such as wages and non-cash stock-based compensation of $1.2 million due to an increase in headcount, manufacturing costs of $1.7 million to support the increase in the clinical trial activity, research costs of $0.5 million, and consulting and other outside services of $0.2 million.

General and administrative expenses

General and administrative expenses were $5.5 million for the three months ended March 31, 2018, compared to $4.1 million for the three months ended March 31, 2017. The increase of $1.4 million was due to an increase of $0.9 million in personnel and related costs such as wages and non-cash stock-based compensation and an increase in outside service fees of $0.6 million related to becoming a public company, offset by a $0.3 million decrease in consulting costs. Additionally, there was a $0.1 million increase in the expense related to the increase in the fair value of the contingent consideration.

Other income (expense), net

Other income and expense, net was a net income of $1.4 million and a net expense of $1.2 million for the three months ended March 31, 2018 and 2017, respectively. The other net income of $1.4 million for the three months ended March 31, 2018 is primarily due to the change in the fair value of the success payment liability of $1.2 million and interest earned on the proceeds from our IPO during 2017 of $0.2 million. The other net expense of $1.2 million for the three months ended March 31, 2017 is primarily due to the increase in the fair value of the success payment liability of $1.1 million, plus $0.1 million for the amortization of the debt discount relating to the convertible promissory notes that we issued in January and March 2017, the “Series B Bridge Notes”, which converted into shares of our Series B Preferred Stock in April 2017.

Income tax benefit

Income tax benefit for the three months ended March 31, 2017 was $46,000. The income tax benefit resulted from a deferred tax liability recorded in additional paid in capital in the condensed consolidated balance sheet during the first quarter of 2017 relating to the beneficial conversion feature due to the 15% discount on conversion of the convertible notes that was bifurcated and allocated to additional paid in capital during the first quarter of 2017. See further discussion in Note 8, “Convertible Notes” and Note 13, “Income Taxes” of our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Liquidity, Capital Resources and Requirements

We have incurred operating losses and have an accumulated deficit as a result of ongoing efforts to develop our product candidates, including conducting nonclinical and clinical trials and providing general and administrative support for these operations. We had an accumulated deficit of $103.0 million and $85.9 million as of March 31, 2018 and December 31, 2017, respectively. We had net losses of $17.1 million and $10.1 million for the three months ended March 31, 2018 and 2017, respectively. We had net cash used in operating activities of $14.5 million and $6.0 million for the three months ended March 31, 2018 and 2017, respectively. We anticipate that operating losses and net cash used in operating activities will increase over the next several years as we further develop SNA-120 and SNA-125, move into later and more costly stages of product development, develop new product candidates, hire personnel and prepare for regulatory submissions and the commercialization of our product candidates.

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

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of researching and developing our lead product candidates or any future product candidates, and conducting nonclinical studies and clinical trials, in particular our ongoing additional Phase 2b and planned Phase 3 pivotal clinical trials of SNA-120, our ongoing and planned clinical trials of SNA-125 and our ongoing pivotal trials for SNA-001;

•	the timing of, and the costs involved in, obtaining regulatory approvals or clearances for our lead product candidates or any future product candidates;

•	the number and characteristics of any additional product candidates we develop or acquire;

•	the timing of any cash milestone payments to the former Creabilis shareholders if we successfully achieve certain predetermined milestones;

•	the timing and amount of any success payments we elect to pay in cash to certain of our existing shareholders if the market price of our common stock meets or exceeds certain specified share price thresholds;

•	the cost of manufacturing our lead product candidates or any future product candidates and any products we successfully commercialize, including costs associated with building our supply chain;

•	the cost of commercialization activities if our lead product candidates or any future product candidates are approved or cleared for sale, including marketing, sales and distribution costs;

•	the cost of building a sales force in anticipation of product commercialization;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of any such agreements that we may enter into;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	the costs associated with maintaining subsidiaries in foreign jurisdictions;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including ongoing litigation costs related to SNA-001 and the outcome of this and any other future patent litigation we may be involved in; and

•	the timing, receipt and amount of sales of any future approved or cleared products, if any.

Cash Flows Comparison of the Three Months Ended March 31, 2018 and 2017

The following table sets forth our cash flows for periods indicated:

	(unaudited)
	(in thousands) Three Months Ended March 31,
	2018	2017
Net cash provided by (used in)
Operating activities	$(14,455)	$(6,004)
Investing activities	(4)	(50)
Financing activities	(18)	3,912
Effect of exchange rate changes on cash	23	(106)

Net decrease in cash, cash equivalents and restricted cash	$(14,454)	$(2,248)

Net Cash Used in Operating Activities

During the three months ended March 31, 2018, net cash used in operating activities was $14.5 million and consisted primarily of a net loss of $17.1 million and a decrease in the fair value of the success payment liability of $1.2 million, offset by the increase in fair value of the contingent consideration of $1.5 million, and the non-cash stock-based compensation expense of $0.9 million. In addition, there was a decrease in prepaid expenses and other current assets of $0.5 million primarily relating to the expensing of previous prepayments of insurance and prepaid clinical trial expenses and a $0.9 million favorable change in accounts payable and other accrued liabilities due to our overall growth and increased research and development spending.

During the three months ended March 31, 2017, net cash used in operating activities was $6.0 million and consisted primarily of a net loss of $10.1 million, offset by the increase in fair value of both the success payment liability and the contingent consideration of $1.1 million and $1.4 million, respectively. In addition, there was a $1.6 million favorable change in accounts payable and other accrued liabilities. The increase in accounts payable and other accrued liabilities was due to our overall growth and increased research and development spending.

Net Cash Used in Investing Activities

During the three months ended March 31, 2018 and 2017, net cash used in investing activities was $4,000 and $50,000, respectively, and represented purchases of property and equipment.

Net Cash (Used in) Provided by Financing Activities

During the three months ended March 31, 2018, net cash used in financing activities was $18,000, relating to the repurchase of unvested early exercised stock options. The shares were repurchased by the Company at the exercise price as the shareholder had ceased to be a service provider.

During the three months ended March 31, 2017, net cash provided by financing activities was $3.9 million from the proceeds received from the Series B Bridge Notes.

Contractual Obligations and Contingent Liabilities

There have been no material changes to our contractual obligations and commitments compared to the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the source and effects of our market risk compared to the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2017.

Cash, Cash Equivalents and Restricted Cash

As of March 31, 2018 and December 31, 2017, we had cash and cash equivalents of $60.0 million and $74.5 million and restricted cash of $0.2 million and $0.2 million, respectively which consisted of bank deposits and cash invested in U.S. Treasury money market funds. Currently, a portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 1% change in interest rates during any of the periods presented would not have a material impact on our consolidated financial statements, and we do not expect interest rate fluctuations to have a material impact on our results of operations.

Foreign Currency Exchange Risk

The majority of our transactions occur in U.S. dollars. Our foreign subsidiaries operate with the euro and British pound as its functional currencies. The fluctuation in the value of the U.S. dollar against the euro and pound affect the reported amounts of expenses, assets and liabilities. As we expand our international operations, our exposure to exchange rate fluctuations will increase. Our balance sheet as of March 31, 2018 includes cash balances of $1.1 million and $0.1 million denominated in euros and pounds, respectively. At December 31, 2017 we had cash balances of $0.7 million and $0.2 million denominated in euros and pounds, respectively. We currently do not hedge any foreign currency exposure. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2018, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are, and may from time to time continue to be, involved in various legal proceedings of a character normally incident to the ordinary course of our business. There are ongoing legal proceedings with respect to certain of our intellectual property rights relating to SNA-001, as described below.

Interference Proceeding

On October 8, 2015, Patent Interference No. 106,037 was declared by the Patent Trial and Appeal Board, or the PTAB, between our U.S. Patent No. 8,821,941, which is directed to treating hair follicles with plasmonic particles, and U.S. Patent Application No. 13/789,575, which lists Massachusetts General Hospital, or GHC, as assignee. On August 9, 2016, the PTAB entered judgment against GHC. On October 3, 2016, GHC filed an appeal of the interference judgment with the U.S. Court of Appeals for the Federal Circuit, or Court of Appeals, in matter No. 17-1012, which names GHC and Sebacia, Inc., or Sebacia, as real parties in interest. The parties filed their respective appellate briefs with the Court of Appeals in the first quarter of 2017. On November 6, 2017, the Court of Appeals heard oral arguments in this matter. On May 4, 2018, the Court of Appeals entered its decision which affirmed the PTAB’s ruling that GHC’s original claims 65-67 are unpatentable and vacated and remanded the PTAB’s denial of GHC’s motion to add a new claim.

Inter Partes Review Proceedings

On October 7, 2016, we filed a petition with the PTAB for IPR challenging validity of certain claims of U.S. Patent No. 6,530,944, or the ‘944 patent, naming William Marsh Rice University, or Rice University, as patent owner. On October 18, 2016, the PTAB assigned the proceeding case number IPR2017-00045 and accorded the petition the filing date of October 7, 2016. On November 21, 2016, Rice University filed its mandatory notices, which name Rice University, exclusive licensee Nanospectra Biosciences, Inc., or Nanospectra, and sublicensee Sebacia as real parties in interest. Rice University filed a patent owner’s preliminary response on January 18, 2017 contesting institution of the IPR. On April 11, 2017, the PTAB issued a decision instituting the IPR proceeding. Rice University filed a patent owner response on June 28, 2017. We filed a reply on September 20, 2017. On December 18, 2017, the PTAB heard oral arguments in this matter. On April 5, 2018, the PTAB issued its decision finding all of the challenged claims unpatentable.

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

On October 7, 2016, we filed a petition with the PTAB for IPR challenging validity of certain claims of U.S. Patent No. 6,685,730, or the ‘730 patent, naming Rice University as patent owner. On October 27, 2016, the PTAB assigned the proceeding case number IPR2017-00046 and accorded the petition the filing date of October 7, 2016. On November 21, 2016, Rice University filed its mandatory notices, which name Rice University, Nanospectra, and Sebacia as real parties in interest. Rice University filed a patent owner’s preliminary response to the IPR petition on January 27, 2017 contesting institution of the IPR. On April 21, 2017, the PTAB issued a decision instituting the IPR proceeding. Rice University filed a patent owner response on July 7, 2017. We filed a reply on September 27, 2017. On December 18, 2017, the PTAB heard oral arguments in this matter. On April 18, 2018, the PTAB issued its decision finding all of the challenged claims unpatentable.

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

European Opposition Proceeding

On July 22, 2016, we filed a notice of opposition with the European Patent Office, or EPO, against European patent EP2343047, which patent names Rice University as applicant. On May 18, 2017, Rice University filed a response to the opposition. On December 21, 2017, we filed a response to Rice University’s May 18, 2017 submission. On February 2, 2018 Rice University filed a response to our December 21, 2017 submission. On February 28, 2018 the EPO heard oral arguments in this matter and rendered a decision restricting the claims of the Rice University patent. On April 10, 2018, the EPO issued its written decision with the reasons for the decision made at the oral proceedings on February 28, 2018.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have no products approved or cleared for commercial sale and have not generated any revenue from product sales and have incurred losses in each year since our inception in July 2010. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net losses were approximately $17.1 million and $10.1 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $103.0 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities and the acquisition of Creabilis plc, or Creabilis. Nonclinical studies and clinical trials for our product candidates will require substantial funds to complete. As of March 31, 2018, we had capital resources consisting of cash and cash equivalents of $60.0 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the nonclinical and clinical development of our lead product candidates, SNA-120 and SNA-125, as well as our ongoing pivotal trials for SNA-001, and the development of any other product candidates we may choose to pursue. These expenditures will include costs associated with conducting nonclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any nonclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our lead product candidates and any future product candidates. In addition, we are obligated to make certain milestone payments to former Creabilis shareholders upon the achievement of predetermined milestones, as well as success payments to certain of our existing stockholders if the market price of our common stock meets or exceeds certain specified share price thresholds. These payments, to the extent triggered and payable in cash, will also have an effect on our liquidity and capital needs. To the extent these success payment obligations are satisfied in shares of our common stock, holders of our common stock would be diluted.

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

Our future capital requirements depend on many factors, including:

•	the scope, progress, results and costs of researching and developing our lead product candidates or any future product candidates, and conducting nonclinical studies and clinical trials, in particular our ongoing additional Phase 2b and planned Phase 3 pivotal clinical trials of SNA-120, our ongoing and planned clinical trials of SNA-125 and our ongoing pivotal trials for SNA-001;

•	the timing of, and the costs involved in, obtaining regulatory approvals or clearances for our lead product candidates or any future product candidates;

•	the number and characteristics of any additional product candidates we develop or acquire;

•	the timing of any cash milestone payments to the former Creabilis shareholders if we successfully achieve certain predetermined milestones;

•	the timing and amount of any success payments we elect to pay in cash to certain of our existing stockholders if the market price of our common stock meets or exceeds certain specified share price thresholds;

•	the cost of manufacturing our lead product candidates or any future product candidates and any products we successfully commercialize, including costs associated with building out our supply chain;

•	the cost of commercialization activities if our lead product candidates or any future product candidates are approved or cleared for sale, including marketing, sales and distribution costs;

•	the cost of building a sales force in anticipation of product commercialization;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of any such agreements that we may enter into;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	the costs associated with maintaining subsidiaries in foreign jurisdictions;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including ongoing litigation costs related to SNA-001 and the outcome of this and any other future patent litigation we may be involved in; and

•	the timing, receipt and amount of sales of any future approved or cleared products, if any.

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

Our success payment obligations to certain of our stockholders are recorded as a liability on our balance sheet. Under generally accepted accounting principles in the United States, or GAAP, we are required to remeasure the fair value of this liability as of each quarter end. Factors that may lead to increases or decreases in the estimated fair value of this liability include, among others, changes in the value of our common stock, changes in the volatility of our common stock, changes in the applicable term of the success payments and changes in the risk-free interest rate. As a result, our operating results and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and from year to year and may reduce the usefulness of our GAAP financial statements. As of March 31, 2018 and 2017, the estimated fair value of the liability associated with the success payments was $2.1 million and $3.3 million, respectively.

Risks Related to Our Business

Our business is dependent on the successful development, regulatory approval and commercialization of our product candidates.

Our portfolio includes our lead product candidates: SNA-120, a topical tropomyosin receptor kinase A, or TrkA, inhibitor in clinical development for the treatment of pruritus associated with psoriasis as well as the underlying psoriasis; SNA-125, a topical Janus kinase 3 (JAK3)/TrkA inhibitor in clinical trials for the treatment of atopic dermatitis, psoriasis and pruritus; and SNA-001, a topical suspension of silver particles in pivotal trials for the treatment of acne and for the reduction of light-pigmented hair. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval or clearance and commercialization of our product candidates. In the future, we may also become dependent on other product candidates that we may develop or acquire. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

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

To gain approval or clearance to market our product candidates, we must provide the FDA and foreign regulatory authorities with clinical data that adequately demonstrate the safety and efficacy of the product for the intended indication applied for in the applicable regulatory filing. Product development is long, expensive and uncertain processes, and delay or failure can occur at any stage of any of our clinical development programs. A number of companies in the biotechnology, pharmaceutical and medical device industries have suffered significant setbacks in clinical trials, even after promising results in earlier nonclinical or clinical studies. These setbacks have been caused by, among other things, nonclinical findings made while clinical studies were underway, and safety or efficacy observations made in clinical studies, including previously unreported adverse events. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the clinical trial process. Success in nonclinical studies and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the biotechnology, pharmaceutical and medical device industries have suffered significant setbacks in clinical trials, even after positive results in earlier nonclinical studies or clinical trials. These setbacks have been caused by, among other things, nonclinical findings made while clinical trials were underway, and safety or efficacy observations made in clinical trials, including previously unreported adverse events. The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and initial clinical trials. Notwithstanding any potential promising results in earlier studies and trials, we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

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

We may experience numerous adverse or unforeseen events during, or as a result of, nonclinical studies and clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	we may receive feedback from regulatory authorities that requires us to modify the design of our clinical trials;

•	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon drug development programs;

•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our third-party contractors may fail to comply with regulatory requirements, fail to maintain adequate quality controls, or simply be unable to provide us with sufficient product supply to conduct and complete nonclinical studies or clinical trials of our product candidates in a timely manner, or at all;

•	we or our investigators might have to suspend or terminate clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unexpected characteristics, or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;

•	the quality of our product candidates or other materials necessary to conduct nonclinical studies or clinical trials of our product candidates may be insufficient or inadequate;

•	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and

•	future collaborators may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

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

We currently rely on third parties at key stages in our supply chain and use only a single contract manufacturer for each component of the manufacturing process for each of our lead product candidates. There are a limited number of suppliers for materials we use in our product candidates and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our nonclinical studies and clinical trials, and if approved, ultimately for commercial sale. We currently have no alternative suppliers and expect to continue to depend on third-party contract manufacturers for the foreseeable future. Although we intend to enter into agreements with our primary manufacturers prior to commercial launch of any of our product candidates, we may be unable to enter into any such agreement or do so on commercially reasonable terms, which could have a material adverse impact upon our business. In the case of SNA-001, we have an agreement with nanoComposix to supply the silver nanoplates used to manufacture SNA-001 for nonclinical studies and clinical trials on an exclusive basis, subject to certain exceptions in the event of certain specified supply failures, and we have an agreement with Unicep to supply SNA-001 finished product on a nonexclusive basis, subject to certain contingencies. In the case of SNA-120 and SNA-125, we currently obtain our supplies of drug substance and drug product through individual purchase orders and have not entered into supply agreements with our current manufacturers.

We do not have any control over the process or timing of the acquisition or manufacture of materials by our manufacturers. We generally do not begin a nonclinical study or clinical trial unless we believe we have access to a sufficient supply of a product candidate to complete such study or trial. Prior to submitting an NDA for SNA-120, we must complete nonclinical toxicity studies. If our existing manufacturers were unable to supply sufficient drug substance or drug product, this would likely result in a delay of our NDA submission and approval of SNA-120. In addition, any significant delay in, or quality control problems with respect to, the supply of a product candidate, or the raw material components thereof, for an ongoing study or trial could considerably delay completion of our nonclinical studies or clinical trials, product testing and potential regulatory approval of our product candidates. Moreover, if there is a disruption to one or more of our third-party manufacturers’ or suppliers’ relevant operations, or if we are unable to enter into or maintain arrangements for the commercial supply of our product candidates on acceptable terms, we will have no other means of producing our lead product candidates until they restore the affected facilities or we or they procure alternative manufacturing facilities or sources of supply. Our ability to progress our nonclinical and clinical programs could be materially and adversely impacted if any of the third-party suppliers upon which we rely were to experience a significant business challenge, disruption or failure due to issues such as financial difficulties or bankruptcy, issues relating to other customers such as regulatory or quality compliance issues, or other financial, legal, political, regulatory or reputational issues. Additionally, any damage to or destruction of our third-party manufacturers’ or suppliers’ facilities or equipment may significantly impair our ability to manufacture our product candidates on a timely basis.

In addition, to manufacture our lead product candidates in the quantities that we believe would be required to meet anticipated market demand, our third-party manufacturers may need to increase manufacturing capacity and, in some cases, we may attempt to secure alternative sources of commercial supply, which could involve significant challenges and may require additional regulatory approvals. In addition, the development of commercial-scale manufacturing capabilities may require us and our third-party manufacturers to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience. Neither we nor our third-party manufacturers may successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all. If our manufacturers or we are unable to purchase the raw materials necessary for the manufacture of our product candidates on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the commercial launch of our lead product candidates or any future product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of such product candidates, if approved or cleared.

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

The biotechnology, pharmaceutical and medical device industries in particular are characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. Numerous companies are engaged in the development, patenting, manufacturing and marketing of healthcare products competitive with those that we are developing, including biotechnology companies such as Menlo Therapeutics, Inc. and Dermira, Inc. We face competition from a number of sources, such as pharmaceutical companies, medical device companies, generic drug companies, biotechnology companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, sales forces, manufacturing capabilities, research and development capabilities, clinical trial expertise, intellectual property portfolios, experience in obtaining patents and regulatory approvals for product candidates and other resources than we do. Some of the companies that offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. In addition, certain of our product candidates, if approved, may compete with other dermatological products, including over-the-counter, or OTC, treatments, for a share of some patients’ discretionary budgets and for physicians’ attention within their clinical practices.

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

As of March 31, 2018, we had 47 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our lead product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

•	manage our clinical trials effectively;

•	identify, recruit, retain, incentivize and integrate additional employees, including sales personnel;

•	manage our internal development and operational efforts effectively while carrying out our contractual obligations to third parties; and

•	continue to improve our operational, financial and management controls, reports systems and procedures.

If we fail to attract and retain, and integrate new, senior management and key scientific personnel, we may be unable to successfully develop our lead product candidates or any future product candidates, conduct our clinical trials and commercialize our current or any future product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly our President and Chief Executive Officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our planned clinical trials or the commercialization of our lead product candidates or any future product candidates. Although we have entered into employment agreements with our senior management team, these agreements do not provide for a fixed term of service. In addition, we have recently hired new members of our senior management team and intend to continue to build out our organization. Integrating these new members of management, and potential future hires, will require the attention to management and may cause temporary distractions in our operations as these new members are integrated into the organization.

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

In addition, patent applications in the United States and many international jurisdictions are typically not published until 18 months after the filing of certain priority documents (or, in some cases, are not published until they issue as patents) and publications in the scientific literature often lag behind actual discoveries. Thus, we cannot be certain that others have not filed patent applications or made public disclosures relating to our technology or our contemplated technology. A third party may have filed, and may in the future file, patent applications covering our products or technology similar to ours. Any such patent application may have priority over our patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, depending on whether the timing of the filing date falls under certain patent laws, we may have to participate in a priority contest (such as an interference proceeding) declared by the United States Patent and Trademark Office, to determine priority of invention in the United States. For example, in October 2015, Patent Interference No. 106,037 was declared by the Patent Trial and Appeal Board, or the PTAB, between our U.S. Patent No. 8,821,941, which is directed to treating hair follicles with plasmonic particles, and U.S. Patent Application No. 13/789,575, which lists

Massachusetts General Hospital, or GHC, as assignee. Although the PTAB entered judgment against GHC in October 2016, GHC filed an appeal with the U.S. Court of Appeals for the Federal Circuit and on May 4, 2018, the Court of Appeals entered its decision, which affirmed the PTAB’s ruling that GHC’s original claims 65-67 are unpatentable and vacated and remanded the PTAB’s denial of GHC’s motion to add a new claim. The costs of this and other proceedings could be substantial, and it is possible that such efforts would be unsuccessful if it is determined that the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions.

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

The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section and others such as:

•	results from, and any delays in or suspension of, our clinical trials for our lead product candidates, or any other future clinical development programs, including as a result of unforeseen safety events or side effects;

•	announcements of regulatory approval or disapproval of our current or any future product candidates;

•	failure or discontinuation of any of our research and development programs;

•	announcements of capital raising events or activities;

•	announcements relating to future licensing, collaboration or development agreements;

•	delays in the commercialization of our current or any future product candidates;

•	acquisitions and sales of new products, technologies or businesses;

•	manufacturing and supply issues related to our product candidates for clinical trials or future product candidates for commercialization;

•	quarterly variations in our results of operations or those of our future competitors;

•	changes in earnings estimates or recommendations by securities analysts;

•	announcements by us or our competitors of new products, significant contracts, commercial relationships, acquisitions or capital commitments;

•	developments with respect to intellectual property rights;

•	our commencement of, or involvement in, litigation;

•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;

•	any major changes in our board of directors or management;

•	new legislation in the United States, or governmental announcements of proposed legislation, relating to the sale or pricing of pharmaceuticals;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	product liability claims or other litigation or public concern about the safety of our product candidates;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors; and

•	general economic conditions in the United States and abroad.

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

Based on the number of shares outstanding as of March 31, 2018, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 67.5% of our voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2018, we had outstanding a total of approximately 20.7 million shares of common stock, of which 5.4 million shares are held by current directors, executive officers and their respective affiliates and may be subject to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. In addition, as of March 31, 2018, approximately 3.7 million shares of our common stock that are either subject to outstanding stock awards or reserved for future issuance under our employee benefit plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of approximately 4.6 million shares of our common stock, or approximately 22.3% of our total outstanding common stock as of March 31, 2018 will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

None.

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

Issuer Purchases of Equity Securities

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation, as amended.	8-K	8-1-2017	3.1

3.2	Amended and Restated Bylaws.	8-K	8-1-2017	3.2

4.1	Reference is made to exhibits 3.1 through 3.2 .

4.2	Form of Common Stock Certificate.	S-1/A	7-17-2017	4.2

10.1	Separation and General Release Agreement by and between Sienna Biopharmaceuticals, Inc. and Richard D. Peterson, dated as of March 19, 2018.				X

10.2#	Employment Agreement by and between Sienna Biopharmaceuticals, Inc. and John W. Smither, dated as of March 21, 2018.				X

31.1	Certification of Chief Executive Officer of Sienna Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer of Sienna Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#	Indicates management contract or compensatory plan.
*	The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Sienna Biopharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sienna Biopharmaceuticals, Inc.

Date: May 14, 2018	By:	/s/ John W. Smither
John W. Smither Chief Financial Officer (Principal Financial Officer)