Form 10-Q
period 2018-06-30
Sienna Biopharmaceuticals, Inc.
filed 2018-08-09
CIK 1656328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 6, 2018, there were 20,799,794 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Sienna Biopharmaceuticals, Inc.

Form 10-Q For The Quarter Ended June 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Sienna Biopharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$74,887	$74,467
Restricted cash	181	181
Prepaid expenses and other current assets	2,573	2,698

Total current assets	77,641	77,346
Property and equipment, net	371	432
In-process research and development	46,501	47,597
Goodwill	11,207	11,472

Total assets	$135,720	$136,847

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,180	$2,357
Accrued personnel costs	1,875	2,646
Other accrued expenses	7,077	3,007
Early exercise liability, current portion	213	231

Total current liabilities	13,345	8,241
Early exercise liability—net of current portion	151	258
Contingent consideration	25,200	22,900
Success payment liability	881	3,285
Long-term debt, net	29,897	—
Deferred tax liability	10,712	10,964

Total liabilities	80,186	45,648
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized, no shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value, 300,000 shares authorized, 20,800 and 20,740 shares issued and 20,365 and 20,194 shares outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Additional paid in capital	174,523	171,726
Accumulated other comprehensive income	4,250	5,370
Accumulated deficit	(123,239)	(85,897)

Total stockholders’ equity	55,534	91,199

Total liabilities and stockholders’ equity	$135,720	$136,847

See accompanying notes.

Sienna Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$15,692	$6,704	$28,672	$11,622
General and administrative	5,976	4,562	11,473	8,638

Total operating expenses	21,668	11,266	40,145	20,260

Loss from operations	(21,668)	(11,266)	(40,145)	(20,260)
Other income (expense), net	1,429	(1,672)	2,803	(2,833)

Net loss before taxes	(20,239)	(12,938)	(37,342)	(23,093)
Income tax benefit	—	81	—	127

Net loss	$(20,239)	$(12,857)	$(37,342)	$(22,966)

Other comprehensive income (loss):
Cumulative translation adjustment	(2,494)	2,706	(1,120)	3,477

Comprehensive loss	$(22,733)	$(10,151)	$(38,462)	$(19,489)

Per share information:
Net loss, basic and diluted	$(1.00)	$(6.50)	$(1.84)	$(11.81)

Basic and diluted weighted average shares outstanding	20,289	1,978	20,258	1,944

See accompanying notes.

Sienna Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(37,342)	$(22,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	78	53
Amortization of debt discount	—	729
Stock-based compensation	1,896	313
Fair value adjustment of success payment liability	(2,404)	2,073
Fair value adjustment of contingent consideration	2,300	2,090
Non-cash interest expense	—	34
Loss on disposal of property and equipment	—	5
Changes in assets and liabilities:
Prepaid expenses and other current assets	122	(2,137)
Accounts payable and other accrued liabilities	5,145	2,275

Net cash used in operating activities	(30,205)	(17,531)
Investing activities
Investment in property and equipment	(17)	(74)
Proceeds from sale of property and equipment	—	8

Net cash used in investing activities	(17)	(66)
Financing activities
Proceeds from issuance of common stock, net of early exercise liability	407	206
Repurchase of unvested early exercise stock options	(18)	—
Net proceeds from issuance of long-term debt	29,897	—
Proceeds from issuance of common stock upon ESPP purchase	388	—
Proceeds from issuance of convertible promissory notes	—	3,906
Net proceeds from issuance of Series B preferred stock	—	36,306

Net cash provided by financing activities	30,674	40,418

Effect of exchange rate changes on cash	(32)	(121)
Net increase in cash, cash equivalents and restricted cash	420	22,700
Cash, cash equivalents and restricted cash at beginning of period	74,648	9,200

Cash, cash equivalents and restricted cash at end of period	$75,068	$31,900

See accompanying notes.

Sienna Biopharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

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

On August 1, 2017, the Company completed its initial public offering, or IPO, of 4,983,333 shares of common stock, which included the exercise in full by the underwriters of their option to purchase up to 650,000 additional shares of common stock, at an offering price to the public of $15.00 per share. The Company received net proceeds of approximately $66.4 million after deducting underwriting discounts, commissions and offering related transaction costs. In connection with the IPO, the Company’s outstanding shares of convertible preferred stock were automatically converted into 12.8 million shares of common stock. As of June 30, 2018, the Company had 20.8 million shares of common stock outstanding. See Note 13, “Stockholders’ Equity.”

In connection with the completion of its IPO, on August 1, 2017, the Company’s certificate of incorporation was amended and restated to provide for 300.0 million authorized shares of common stock with a par value of $0.0001 per share and 10.0 million authorized shares of preferred stock with a par value of $0.0001 per share.

On June 29, 2018, the Company entered into a new loan and security agreement (the “SVB Loan Agreement”) with Silicon Valley Bank (“SVB”), pursuant to which SVB agreed to make available to the Company term loans with an aggregate principal amount of up to $40.0 million, $30.0 million of which was funded on June 29, 2018 and $10.0 million of which remains available for borrowing, subject to the satisfaction of certain conditions set forth in the SVB Loan Agreement.

2. Liquidity Risks

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $123.2 million and $85.9 million as of June 30, 2018 and December 31, 2017, respectively. The Company had net losses of $20.2 million and $37.3 million for the three and six months ended June 30, 2018 and $12.9 million and $23.0 million for the three and six months ended June 30, 2017, respectively, and net cash used in operating activities of $30.2 million and $17.5 million for the six months ended June 30, 2018 and 2017, respectively.

The Company has historically financed its operations primarily through private equity issuances and debt offerings, and more recently through its IPO and term loans, under the SVB Loan Agreement. The Company had cash and cash equivalents of $74.9 million and $74.5 million at June 30, 2018 and December 31, 2017, respectively. The Company believes that its current capital resources will be sufficient to fund operations through at least the next twelve months based on the expected cash burn rate. The Company will be required to raise additional capital to fund future operations through the sale of its equity securities, incurring additional debt, entering into licensing or collaboration agreements with partners, grants or other sources of financing. There can be no assurance that sufficient funds will be available to the Company at all or on attractive terms when needed from equity or debt financings. If the Company is unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce its current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require the Company to relinquish rights to product candidates at an earlier stage of development or on less favorable terms to it or its stockholders than the Company would otherwise choose.

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

Unaudited Condensed Consolidated Financial Statements

The accompanying financial information for the three and six months ended June 30, 2018 and 2017 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2018 and its results of operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other period(s).

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

Cash and Cash Equivalents

The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, and obligations issued by U.S. government and U.S. government agencies, and places restrictions on maturities and concentration by type and issuer. The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of June 30, 2018, cash and cash equivalents are comprised of funds in cash and U.S. Treasury money market funds. From time to time, the Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation. The accounts are monitored by management to mitigate the risk.

Restricted Cash

At June 30, 2018 and December 31, 2017, the Company held $0.2 million of restricted cash related to cash collateralized standby letters of credit in connection with obligations under the Company’s facility lease.

Fair Value Measurements

The Company’s financial instruments, in addition to those presented in Note 7, “Fair Value Measurements”, include cash and cash equivalents, restricted cash, accounts payable, accrued liabilities and long-term debt. The carrying amount of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments. Further, based on the borrowing rates currently available to the Company for loans with similar terms, the Company believes the carrying amount of the long-term debt approximates its fair value.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets which range from three to five years. Maintenance and repairs are expensed as incurred. The Company reviews the carrying values of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments recognized during the six months ended June 30, 2018 and the year ended December 31, 2017.

In-process Research and Development and Goodwill

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date (which is regarded as their cost). Intangible assets related to in-process research and development, or IPR&D, are treated as indefinite-lived intangible assets and not amortized until they become definite lived assets upon regulatory approval. At that time, the Company will determine the useful life of the asset and begin amortization. Indefinite-lived intangible assets are reviewed for impairment at least annually or if indicators of potential impairment exist. There were no impairments of indefinite-lived intangible assets for the six months ended June 30, 2018 and the year ended December 31, 2017.

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination. Goodwill will not be amortized but will be evaluated for impairment annually upon the occurrence of triggering events or substantive changes in circumstances that could indicate a potential impairment. An impairment loss is recognized when the fair value of the reporting unit to which the goodwill relates is below its carrying value for the difference between the fair value and its carrying amounts. There was no impairment of goodwill for the six months ended June 30, 2018 and the year ended December 31, 2017.

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

Clinical Trial Accruals

As part of the process of preparing its consolidated financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company’s objective is to reflect the appropriate trial expenses in its consolidated financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its rate of clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date in its consolidated financial statements based on the facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through June 30, 2018, there have been no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials. The Company’s clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Other accrued expenses include accrued clinical trial costs of $4.3 million and $0.9 million as of June 30, 2018 and December 31, 2017, respectively. At December 31, 2017, prepaid expenses and other current assets include prepaid clinical trial costs of $1.1 million.

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, excluding the effects of converting preferred stock, stock options and unvested restricted stock outstanding. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effects of convertible preferred stock, convertible notes, stock options and unvested restricted stock outstanding during the period calculated in accordance with the treasury stock method but are excluded if their impact is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between the weighted average number of shares used to calculate basic and diluted net loss per common share for the three and six months ended June 30, 2018 and 2017. Shares excluded from the calculation were 2.5 million and 14.4 million at June 30, 2018 and 2017, respectively.

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

Recently Issued Accounting Standards

Accounting Pronouncements Adopted

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”, a new accounting standard to incorporate Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 118 (SAB 118), which addresses the accounting implications of the major tax reform legislation, Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the 2017 Tax Act), enacted on December 22, 2017. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the 2017 Tax Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Act are incomplete by the due date of the financial statements and if possible provide a reasonable estimate. The Company will continue to analyze the 2017 Tax Act and, in certain areas, has made reasonable estimates of the effects on the condensed consolidated financial statements and tax disclosures.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). The update is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. Early adoption is permitted. The purpose of Update No. 2016-18 is to clarify guidance and presentation related to restricted cash in the statement of cash flows. The amendment requires beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include cash and cash equivalents as well as restricted cash and restricted cash equivalents. This amended guidance was retrospectively adopted on January 1, 2018. As a result of adopting ASU 2016-18, the Company includes its restricted cash balance in the cash, cash equivalents and restricted cash reconciliation of operating, investing and financing activities. The adoption of this guidance did not have a significant impact on the statement of cash flows.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. This guidance is effective for fiscal years beginning after December 15, 2017, with an option to early adopt for fiscal years beginning after December 15, 2016. The Company adopted this standard on January 1, 2018 and as the Company has no revenues, there was no impact on the consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In June 2018 the FASB issued ASU 2018-07, “Compensation —Stock Compensation (Topic 718) —Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. The amendments in ASU 2018-07 are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements and disclosures.

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

The agreement to pay the future milestones and potential one-time royalties resulted in the recognition of a contingent consideration liability, which was recognized at the inception of the transaction. Other than these payments, subsequent changes to the estimated amounts of contingent consideration to be paid are recognized in the condensed consolidated statement of operations in general and administrative expense. The fair value of the contingent consideration is based on preliminary cash flow projections, based on expected product sales, probabilities around the achievement of certain development, approval and sales milestones and other assumptions. Based on the assumptions, the fair value of the contingent consideration liability was determined to be $25.2 million and $22.9 million at June 30, 2018 and December 31, 2017, respectively. The fair value of the contingent consideration was determined by a third-party valuation firm applying the income approach, using several significant unobservable inputs as discussed in Note 7, “Fair Value Measurements”. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance.

As a result of the acquisition of Creabilis, the Company recorded a deferred tax liability of $9.4 million for the non-deductible in-process research and development intangible assets acquired on the date of the acquisition. The deferred tax liability is a foreign denominated liability subject to translation at each balance sheet date and had a carrying value of $10.7 million and $11.0 million at June 30, 2018 and December 31, 2017, respectively. The change in carrying value during the six months ended June 30, 2018 was related to $0.3 million of translation adjustments. The recording of the deferred tax liability resulted in goodwill in the amount of $9.8 million on the date of acquisition. Goodwill is also foreign denominated and subject to translation at each balance sheet date and had a carrying value of $11.2 million and $11.5 million at June 30, 2018 and December 31, 2017, respectively. The change in carrying value during the six months ended June 30, 2018 was due to translation adjustments of $0.3 million. The net impact of all translation adjustments is included in other comprehensive income (loss).

5. Identifiable Intangible Assets

The Company’s only identifiable intangible assets as of June 30, 2018 and December 31, 2017 are indefinite-lived IPR&D assets related to SNA-120 and SNA-125. The total intangible IPR&D assets were recorded at an initial value of $42.3 million as a result of the Company’s acquisition of Creabilis. These IPR&D assets are foreign denominated and subject to translation and had a carrying value of $46.5 million and $47.6 million as of June 30, 2018 and December 31, 2017, respectively. The Company uses the income approach to derive the fair value of IPR&D assets. This approach calculates fair value by estimating future cash flows attributable to the assets, using several unobservable inputs such as future revenues and expenses, time and resources need to complete development and probabilities of obtaining market approval, and then discounting these cash flows to a present value using a risk-adjusted discount rate commensurate with the Company’s cost of capital and expectation of the revenue growth for products at their life cycle stage. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance. See Note 7, “Fair Value Measurements”.

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

6. Property and Equipment

Property and equipment consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	Estimated Useful Life (in years)	June 30, 2018	December 31, 2017
Lab equipment	5	$307	$307
Computer hardware	3	129	116
Capital lease equipment	3	46	46
Furniture and fixtures	5	95	91
Leasehold improvements		105	105

Total		682	665
Less accumulated depreciation		(311)	(233)

Property and equipment, net		$371	$432

Leasehold improvements are depreciated over the lease term. Depreciation expense was $39,000 and $78,000 for the three and six months ended June 30, 2018, and $27,000 and $53,000 for the three and six months ended June 30, 2017, respectively.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$74,887	$—	$—

Total	$74,887	$—	$—

Liabilities:
Success payment liability	$—	$—	$881
Contingent consideration	—	—	25,200

Total	$—	$—	$26,081

	December 31, 2017
	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$74,467	$—	$—

Total	$74,467	$—	$—

Liabilities:
Success payment liability	$—	$—	$3,285
Contingent consideration	—	—	22,900

Total	$—	$—	$26,185

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Success Payment Liability	Contingent Consideration
Balance at December 31, 2017	$3,285	$22,900
Change in fair value due to remeasurement	(2,404)	2,300

Balance at June 30, 2018	$881	$25,200

Cash equivalents

At June 30, 2018, the Company’s cash equivalents are comprised of U.S. Treasury money market funds whose value is based upon quoted market prices in active markets for identical assets or liabilities with no adjustments applied. Accordingly, these investments are classified as Level 1 of the fair value measurements and disclosure guidance.

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

The fair value of the contingent consideration was determined by an independent third-party valuation firm applying the income approach. This approach calculates fair value by estimating future cash flows attributable to the related IPR&D assets using several significant unobservable inputs, including risk adjusted discount rates ranging from 5.43% to 17.6%, projected future revenues and expenses based on the cumulative probabilities of multiple scenarios with individual probabilities ranging from 0.1% to 25.0%, and estimates of the timing of the achievement of the various product development, regulatory approval and sales milestones. Significant increases or decreases in any of the probabilities of success and other inputs would result in a significantly higher or lower fair value measurement, respectively. Changes in the fair values of the contingent consideration obligations are recorded in general and administrative expense in the condensed consolidated statement of operations.

In October 2017, the Company commenced the additional Phase 2b clinical trial for SNA-120, triggering the first contingent milestone payment of $5.0 million, less certain offsets totaling approximately $0.3 million, which was satisfied by issuing an aggregate of 201,268 shares of common stock to the former Creabilis shareholders. The number of shares issued was based on the volume weighted average price of the Company’s common stock over the 20-day trading period preceding the commencement of the trial. Concurrently, the Company recognized the additional change in fair value of the contingent consideration liability in general and administrative expense and recognized the settlement of the first contingent milestone in shares of common stock totaling $4.2 million by reclassifying the related contingent consideration liability balance to equity in the condensed consolidated balance sheet. The increase in value during the three and six months ended June 30, 2018 was $0.8 million and $2.3 million, respectively, and was primarily related to the passage of time and progress toward milestone dates as well as changes in external market factors. The increase in value during the three and six months ended June 30, 2017 was $0.7 million and $2.1 million, respectively, and was related to changes in external market factors partially offset by decreases in the value related to assumptions regarding milestone payments.

Success payment liability

In October 2015, as a result of an agreement in which the Company agreed to pay certain stockholders success payments if the stock price of the Company’s common stock reached certain thresholds, the Company recorded a success payment liability. The success payment liability was recorded at fair value based on significant unobservable inputs, as discussed in Note 9, “Success Payment Liability”. The change in fair value during the three and six months ended June 30, 2018 resulted in other income of $1.2 million and $2.4 million, respectively. During the three and six months ended June 30, 2017, the change in fair value resulted in other expense of $1.0 million and $2.1 million, respectively. The changes in fair value were recorded to other income (expense), net in the condensed consolidated statements of operations. The valuation of the fair value of the success payment liability uses assumptions the Company believes would be made by a market participant and the Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. In evaluating the fair value information, judgement is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques could result in materially different fair value estimates. Significant increases or decreases in the probabilities of meeting the common stock price thresholds or in the timing or likelihood of achieving the triggering events and other inputs would result in a significantly higher or lower fair value measurement, respectively.

There were no transfers of assets or liabilities between the fair value measurement levels during the six months ended June 30, 2018 or the year ended December 31, 2017.

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

In April 2017, in connection with the Company’s Series B convertible preferred stock financing, the outstanding principal under the Series B Bridge Notes of $3.9 million, plus $34,000 of accrued interest, converted into an aggregate of 0.4 million shares of Series B convertible preferred stock at a rate of $10.40 per share and the Series B Bridge Notes were cancelled. In connection with the IPO, the Series B convertible preferred stock was automatically converted into 0.4 million shares of common stock. The remaining unamortized discount was recognized in interest expense in the condensed consolidated statement of operations. Included in other income (expense), net for the three and six months ended June 30, 2017 is amortization of the debt discount of $0.6 million and $0.7 million and accrued interest expense of $7,000 and $34,000, respectively.

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

Upon their issuance, the success payments did not require any future service to be provided by the recipients and as such, the success payments were accounted for under accounting guidance for derivatives and hedging. Accordingly, the Company recorded an initial liability at fair value and remeasures the liability each reporting period, with changes being recognized in the consolidated statements of operations. The fair value of the success payments liability was estimated based on a third-party valuation using a model which simulates the future movement of stock prices based on several key variables. The following variables were incorporated in the estimated fair value of the success payment liability: estimated term of the success payments, fair value of the Company’s common stock, expected volatility, and risk-free interest rate. The computation of expected volatility was estimated using a combination of available information about the historical volatility of stocks of similar publicly-traded companies for a period matching the expected term assumption. During the three and six months ended June 30, 2018, the Company recorded other income of $1.2 million and $2.4 million, respectively, and during the three and six months ended June 30, 2017, the Company recorded other expense of $1.0 million and $2.1 million, respectively, due to re-measurement of the liability.

10. Long-Term Debt

On June 29, 2018 the Company entered into a Loan and Security Agreement (the “SVB Loan Agreement”) with Silicon Valley Bank (“SVB”). Under the SVB Loan Agreement, SVB will provide the Company with access to term loans in an aggregate principal amount of up to $40.0 million. The first credit extension, of a principal amount of $30.0 million, was funded on June 29, 2018, and is repayable in monthly installments until July 1, 2023, including an initial interest-only period through July 31, 2020.

Interest on the term loans accrue at a per annum rate of the greater of (i) the Wall Street Journal prime rate plus 2.50% and (ii) 7.25%. On June 29, 2018, the rate was 7.50%. If the Company fails to receive positive Phase 2b data for SNA-120 by March 31, 2019, the Company must immediately cash secure at least the lesser of the outstanding principal balance of the term loans or $15.0 million, until such time that the Company raises at least $50.0 million in equity financing and has received positive Phase 1 data for SNA-125 in atopic dermatitis on or prior to April 30, 2019.

An additional term loan, of a principal amount of up to $10.0 million, can be drawn down at the Company’s option during the period of time commencing on the date the Company has received positive pivotal data for SNA-001 and positive Phase 2b data for SNA-120 and ending on the earlier of June 30, 2019 or the occurrence of an event of default that continues; provided, however, that such period of time shall not commence if, on the date of the occurrence of either the Company’s receipt of positive pivotal data for SNA-001 or receipt of positive Phase 2b data for SNA-120, an event of default has occurred and is continuing. Interest and principal for the additional tranche is repayable upon the same schedule as the repayment for the initial credit extension, including the same interest-only period.

The Company may prepay the outstanding principal balance of the term loans advanced by SVB in whole but not in part, subject to a prepayment fee ranging from 1.0% to 3.0% of any amount prepaid, depending upon when the prepayment occurs. The Company will also pay a final payment fee equal to 5.50% of the total term loans advanced, due upon the earliest of maturity, acceleration, prepayment or termination of the SVB Loan Agreement.

Under the terms of the SVB Loan Agreement, the Company granted first priority liens and security interests in substantially all of the Company’s assets (excluding all of its intellectual property, which is subject to a negative pledge) and a pledge of the shares of one of its wholly-owned subsidiaries as collateral for the obligations thereunder. The SVB Loan Agreement also contains representations and warranties by the Company and SVB and indemnification provisions in favor of SVB and customary covenants (including limitations on other indebtedness, liens, acquisitions, investments and dividends, but no financial covenants), and events of default (including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of SVB’s security interest in the collateral, and events relating to bankruptcy or insolvency).

As of June 30, 2018, the carrying value of the term loan consists of $30.0 million principal outstanding less the debt issuance costs of approximately $0.1 million. The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan. Interest expense relating to the term loan for the three months ended June 30, 2018 was $8,000. Interest expense is calculated using the effective interest method, and is inclusive of non-cash amortization related to the amortization of capitalized loan costs. At June 30, 2018, the effective interest rate was 9.32%. The final maturity payment of $1.7 million is recognized over the life of the term loan through interest expense using the effective interest method.

Future principal payments for the long-term debt are as follows (in thousands):

June 30, 2018
2018	$—
2019	—
2020	4,530
2021	9,613
2022	10,370
2023	5,487

Total principal payments	30,000
Final fee due at maturity in 2023	1,650

Total principal and final fee payments	31,650
Unamortized discount and debt issuance costs	(1,753)

Long-term debt, net	$29,897

11. Commitments and Contingencies

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

During the three and six months ended June 30, 2018, the Company incurred $0.1 million and $0.2 million, respectively, for rent expense and $0.1 million and $0.3 million, for the three and six months ended June 30, 2017, respectively.

License and Supply Agreement

The Company has an exclusive license and supply agreement with nanoComposix, pursuant to which the Company owes minimum annual royalties of $50,000 or low single digit royalties on net sales of licensed products.

Indemnifications

The Company has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while the directors and executive officers are serving at the Company’s request in such capacities. There have been no claims to date and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company did not record liabilities for these agreements as of June 30, 2018 and December 31, 2017.

Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business, including those set forth in Part II, Item 1 “Legal Proceedings”. As of June 30, 2018, there are no matters where there is at least a reasonable probability that a material loss has been or will be incurred.

12. Related Party Transactions

Venvest Biotech, LLC

Dr. Beddingfield, the Company’s President and Chief Executive Officer and a member of the Company’s board of directors, is an advisor to Venvest Biotech, LLC, or Venvest, and is considered a non-managing member of Venvest. Dr. Beddingfield has an economic interest in any gain associated with the shares of the Company’s capital stock purchased by Venvest in the Company’s Series A-3 and Series B Preferred Stock financings. On May 17, 2018, Dr. Beddingfield acquired 47,594 shares pursuant to a mandatory distribution from Venvest, resulting from the economic gain associated with those shares. Dr. Beddingfield has no management or voting rights in respect of Venvest (including no voting or investment power with respect to shares of the Company’s capital stock held by Venvest).

Stock Purchase Rights

In January 2016, in connection with his commencement of employment with the Company, the Company’s board of directors granted Dr. Beddingfield, the Company’s President and Chief Executive Officer, the right to purchase 0.6 million shares of the Company’s common stock for a purchase price of $2.35 per share, which the board of directors determined was the fair market value on the date of grant. With respect to 0.5 million shares subject to the stock purchase right, 25% of the shares vest on the first anniversary of the grant, and 1/48th of the shares vest monthly thereafter, subject to Dr. Beddingfield continuing to provide services to the Company through each such vesting date. With respect to 49,000 shares subject to the stock purchase right, 50% of the shares vest on the first date the volume-weighted average trading price of the Company’s common stock equals or exceeds $71.03 per share, and 1/24th of the shares vest monthly thereafter, subject to Dr. Beddingfield continuing to provide services to the Company through each such vesting date. With respect to the remaining 49,000 shares subject to the stock purchase right, 50% of the shares vest upon achievement of a milestone related to clinical development, and 1/24th of the shares vest monthly thereafter, subject to Dr. Beddingfield continuing to provide services to the Company through each such vesting date. The Company determined that the stock purchase rights effectively represented an option and the fair value of the option was $1.3 million which is being amortized as compensation expense over the performance period of the award, with $0.1 million and $0.1 million recognized as compensation expense for the three and six months ended June 30, 2018, respectively and $37,000 and $0.1 million recognized during the three and six months ended June 30, 2017, respectively.

In May 2016, Dr. Beddingfield exercised his stock purchase rights in full and purchased restricted stock that vests on the same schedule as the stock purchase rights by providing a promissory note to the Company in the principal amount of $1.3 million, with an interest rate of 1.43% per annum. The promissory note was considered to be substantively non-recourse and, as such, the issuance of the unvested restricted shares in exchange for the note continued to constitute a stock option for accounting purposes. As the promissory note was non-recourse, it was not reflected on the Company’s balance sheet at December 31, 2016. In June 2017, the Company forgave all outstanding principal and accrued interest under the related party non-recourse promissory note effective as of July 2, 2017, and the note was cancelled. The total outstanding principal balance and accrued but unpaid interest forgiven on the promissory note was $1.3 million. As of December 31, 2017, 0.2 million shares subject to the award had vested and an additional 57,000 shares vested during the six months ended June 30, 2018.

Success Payments

Todd Harris, the Company’s Head of Corporate Development and member of the Company’s board of directors, is a beneficiary of the Success Payments Agreement, as described in Note 9 “Success Payment Liability” and will receive 25.22% of any related payouts.

13. Stockholders’ Equity

As of June 30, 2018, the authorized stock of the Company was 300.0 million shares of common stock, $0.0001 par value per share, and 10.0 million shares of preferred stock, $0.0001 par value per share.

Common Stock

Holders of common stock are entitled to one vote per share and, upon liquidation, dissolution, or winding up of the Company, are entitled to receive all assets available for distribution to stockholders. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

Pursuant to the automatic increase provisions of our 2017 Incentive Award Plan, (“the 2017 Plan”) and 2017 Employee Stock Purchase Plan, (“ESPP”), 829,606 additional shares were reserved for future issuance under the 2017 Plan and 207,401 additional shares under the ESPP on January 1, 2018.

Shares of common stock reserved for future issuance were as follows (in thousands):

June 30, 2018
Common stock awards outstanding	2,103
Common stock awards available for grant under the ESPP	376
Common stock awards available for grant under the 2017 Plan	1,191

Total shares of common stock reserved for future issuance	3,670

Convertible Preferred Stock

As of June 30, 2018, there was no convertible preferred stock outstanding. In connection with the Company’s IPO, all outstanding shares of convertible preferred stock were automatically converted into 12.8 million shares of common stock.

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

Stock Awards and Stock-Based Compensation

In July 2017, the Company’s board of directors approved the 2017 Plan, which became effective upon the completion of the IPO on August 1, 2017. The 2017 Plan serves as the successor incentive award plan to the Company’s 2010 Equity Incentive Plan, or the 2010 Plan, and has 1.2 million shares of common stock available for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock-based awards, plus shares of common stock that were reserved for issuance pursuant to future awards under the 2010 Plan at the time the 2017 Plan became effective, plus shares represented by awards outstanding under the 2010 Plan that are forfeited or lapse unexercised and which following the effective date of the 2017 Plan are not issued under the 2010 Plan. In addition, the 2017 Plan reserve increased on January 1, 2018 and will increase on each subsequent anniversary through 2027, by an amount equal to the lesser of (a) four percent of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (b) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 12.0 million shares of stock may be issued upon the exercise of incentive stock options.

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

The fair value of each employee award granted during 2018 and 2017 was estimated on the grant date using the Black-Scholes option-pricing model. The fair value of each non-employee option granted was estimated on the grant date and subsequently remeasured each reporting period using the Black-Scholes option-pricing model. The following assumptions were used for grant date fair value for the six months ended June 30, 2018 and the year ended December 31, 2017:

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Expected stock price volatility	66.72%–74.21%	59.13%–64.09%
Expected dividend yield	—%	—%
Expected term (in years)	5.0–6.08	5.3–10.0
Risk-free interest rate	2.55%–2.84%	1.77%–2.60%

Due to limited historical data, the Company estimates stock price volatility based on the actual volatility of comparable publicly traded companies over the expected life of the award. The Company has never paid and does not expect to pay dividends in the foreseeable future. The expected term represents the average time that awards that vest are expected to be outstanding. For employee awards that have an early exercise provision, the Company has sufficient information to utilize four years as an expected term. For awards without an early exercise provision, the Company does not have sufficient history of stock option exercises to estimate the expected term and, thus, calculates expected term using the simplified method, based on the midpoint between the average vesting date and the contractual term. For all non-employees, the expected term is equivalent to the contractual term of 10 years. The risk-free rate is based on the United States Treasury yield curve for the expected life of the option. For awards issued prior to the listing of the Company’s common stock on The Nasdaq Global Select Market, or Nasdaq, the fair value of the common stock utilized in the fair value estimation of award arrangements has been determined by the Company’s board of directors, utilizing contemporaneous third-party valuations. Following the listing of the common stock on Nasdaq, the Company uses its closing stock price as reported on Nasdaq on the grant date for the fair value of its stock. The Company has elected to record forfeitures as they occur and does not adjust its expense based on an estimated forfeiture rate.

The table below summarizes the stock option activity for the six months ended June 30, 2018:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	1,159	$8.19	$11,795
Granted	1,123	16.57
Exercised	(37)	11.04	—
Cancelled	(142)	12.55

Outstanding at June 30, 2018	2,103	$12.32	$8,146

Exercisable at June 30, 2018	337	$4.51	$3,659

The aggregate intrinsic value of the options outstanding is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of June 30, 2018.

The Company did not grant any non-employee options to purchase shares of its common stock during the six months ended June 30, 2018.

Total compensation cost recorded in the condensed consolidated statements of operations and comprehensive loss, which includes non-cash stock-based compensation expense, restricted shares issued to nonemployees subject to vesting, the value of stock and options issued to nonemployees for services and non-cash stock-based compensation expense relating to the ESPP are allocated as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Research and development	$287	$44	$730	$78
General and administrative	708	136	1,166	235

	$995	$180	$1,896	$313

As of June 30, 2018, there was $15.5 million of unrecognized compensation expense related to unvested employee stock award agreements, which is expected to be recognized over a weighted-average period of approximately 3.52 years. For stock option awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award.

The weighted-average grant date fair value of all stock options granted during the six months ended June 30, 2018 was $10.62. The weighted-average remaining contractual life of options outstanding at June 30, 2018 is 9.2 years. The total fair value of the shares vested during the six months ended June 30, 2018 was $1.2 million. Additionally, stock compensation expense includes $0.1 million, $0.3 million, $39,000 and $0.1 million related to non-employee option grants during the three and six months ended June 30, 2018 and 2017, respectively.

Prior to its termination in connection with the effectiveness of the 2017 Plan, the 2010 Plan allowed the Company to grant to employees the right to exercise stock options in exchange for cash before the requisite service was provided (e.g., before the award is vested under its original terms); however, such arrangements permit the Company to subsequently repurchase such shares at the exercise price if the employee ceases to be a service provider. Such an exercise is not substantive for accounting purposes. Therefore, the payment received for the exercise price is recognized as an early exercise liability in the condensed consolidated balance sheets and will be transferred to common stock and additional paid in capital as such shares vest. As of June 30, 2018 and December 31, 2017, 0.4 million and 0.5 million unvested shares, respectively, were legally issued but are not considered outstanding for accounting purposes and are therefore excluded from basic and diluted net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. In connection with these unvested shares, the Company has recorded an early exercise liability as of June 30, 2018 and December 31, 2017, of $0.4 million and $0.5 million, respectively, of which $0.2 million and $0.2 million is included in current liabilities, and $0.2 million and $0.3 million is included in non-current liabilities in the condensed consolidated balance sheets at June 30, 2018 and December 31, 2017, respectively. During the six months ended June 30, 2018, the Company repurchased 7,775 shares of unvested early exercise shares at $2.35 per share.

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

The ESPP is structured to qualify under Section 423 of the U.S. Internal Revenue Service Code of 1986, as amended. The maximum number of the Company’s common stock which will be authorized for sale under the ESPP is equal to the sum of (a) 198,883 shares of common stock and (b) an annual increase on the first day of each year beginning in 2018 and ending in 2027, equal to the lesser of (i) 1% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company’s board of directors; provided, however, no more than 3.0 million shares of the Company’s common stock may be issued under the ESPP.

The Company recognized $0.1 million and $0.2 million in compensation expense related to the ESPP for the three and six months ended June 30, 2018. During the three months ended June 30, 2018, 30,486 shares of common stock were issued under the ESPP.

14. Income Taxes

There is no provision for income taxes for the three and six months ended June 30, 2018 as the Company has incurred operating losses since inception. Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings. As a result, for the three and six months ended June 30, 2017 the Company recorded a $0.1 million income tax benefit in the consolidated statement of operations.

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

As of June 30, 2018, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with the net operating loss and credit carryforwards.

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

15. Subsequent Events

On July 30, 2018, the Company announced top-line data from two pivotal trials with SNA-001 for the treatment of acne. The two pivotal acne trials with SNA-001 in conjunction with 1064 nm and 810 nm lasers did not show statistical significance on the primary and secondary endpoints. SNA-001 is a topical medical product derived from Sienna’s proprietary Topical Photoparticle Therapy™ platform.

2018 Sales Agreement

On August 3, 2018 the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may sell from time to time, at its option, up to $75.0 million of the Company’s common stock through an “at-the-market” equity offering program under which Cowen will act as sales agent (the “ATM Offering Program”). The aggregate compensation payable to Cowen shall be 3% of the gross sales price of the common stock sold by Cowen pursuant to the Sales Agreement. In addition, the Company has agreed to reimburse a portion of the expenses of Cowen in connection with the offering up to a maximum of $0.1 million.

On August 3, 2018, the Company also filed a Registration Statement on Form S-3 (the “Shelf Registration Statement”), covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $75.0 million of the Company’s common stock from time to time through the ATM Offering Program. The shares to be sold under the Sales Agreement, if any, may be issued and sold pursuant to the Shelf Registration Statement, after such time as it is declared effective by the SEC.

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

Since our inception in 2010, we have invested a significant portion of our efforts and financial resources in research and development activities and the acquisition of Creabilis plc, or Creabilis, in December 2016. We have not generated any revenue from product sales and, to date, have funded our operations primarily through private and public equity issuances and debt offerings. At June 30, 2018, we had cash and cash equivalents of $74.9 million. In August 2017, we completed our initial public offering, or IPO, of our common stock pursuant to which we issued 4,983,333 shares of our common stock at a price to the public of $15.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 650,000 additional shares. Our net proceeds, after deducting underwriting discounts, commissions and offering related transaction costs, were $66.4 million. On June 29, 2018, we entered into a loan and security agreement with Silicon Valley Bank, pursuant to which Silicon Valley Bank agreed to make available to us term loans with an aggregate principal amount of up to $40.0 million pursuant to which we have drawn $30.0 million. On August 3, 2018, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which we may sell from time to time, at our option, up to $75.0 million of our common stock through an “at-the-market” equity offering program under which Cowen will act as sales agent (the “ATM Offering Program”).

We have incurred net losses in each year since inception, including net losses of $20.2 million and $37.3 million for the three and six months ended June 30, 2018, and $12.9 million and $23.0 million and for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $123.2 million. We expect to continue to incur losses for the foreseeable future and expect to incur increased expenses as we advance our product candidates through clinical trials and regulatory submissions. We do not expect to generate revenue from product sales unless, and until, we obtain regulatory approval or clearance from the U.S. Food and Drug Administration, or FDA, for our product candidates. If we obtain regulatory approval or clearance for our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, we expect that our expenses will increase substantially as we continue nonclinical studies and clinical trials for, and research and development of, our product candidates and maintain, expand and protect our intellectual property portfolio. As a result, we will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through equity or debt financings or other sources, such as potential collaboration agreements. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, consolidated results of operations and financial condition.

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

On July 30, 2018, we announced top-line data from two pivotal acne trials with SNA-001 in conjunction with 1064 nm and 810 nm lasers, noting that SNA-001 did not show statistical significance on the primary and secondary endpoints.

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

We expect to continue to incur substantial research and development expenses in the future as we develop our product candidates. In particular, we expect to incur substantial research and development expenses for the additional Phase 2b trials for SNA-120, the nonclinical studies and clinical trials for SNA-125 and the completion of our ongoing pivotal trials for SNA-001. We also expect to continue investing in our internal research and development efforts to develop new product candidates for dermatology, aesthetics and other therapeutic areas.

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

While our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements and understanding and evaluating our reported financial results.

Clinical Trial Accruals

As part of the process of preparing our consolidated financial statements, we are required to estimate expenses resulting from our obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate trial expenses in our consolidated financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, we adjust the rate of clinical expense recognition if actual results differ from our estimates. We make estimates of accrued expenses as of each balance sheet date in our consolidated financial statements based on the facts and circumstances known at that time. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. Through June 30, 2018, there have been no material adjustments to our prior period estimates of accrued expenses for clinical trials. Our clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations and other third-party vendors.

In-Process Research and Development and Goodwill

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date (which is regarded as their cost). Intangible assets related to in-process research and development, or IPR&D, are treated as indefinite lived intangible assets and not amortized until completion of the associated research and development efforts, typically upon regulatory approval. At that time, we will determine the useful life of the asset and begin amortization. Intangible assets are reviewed for impairment at least annually, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and upon establishment of technological feasibility or regulatory approval. There were no impairments of intangible assets during the six months ended June 30, 2018 or the year ended December 31, 2017.

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

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination. We evaluate goodwill for impairment annually and upon the occurrence of triggering events or substantive changes in circumstances that could indicate a potential impairment. An impairment loss is recognized when the fair value of the reporting unit to which the goodwill relates is below its carrying value for the difference between the fair value and its carrying amounts. There was no impairment of goodwill during the six months ended June 30, 2018 or the year ended December 31, 2017.

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

Upon their issuance, the success payments did not require any future service to be provided by the recipients and as such, the success payments were accounted for under accounting guidance for derivatives and hedging. Accordingly, we recorded an initial liability at fair value and will remeasure the liability each reporting period, with changes being recognized in the consolidated statement of operations in other income and expense. The fair value of the success payments liability was estimated based on a third-party valuation using a model which simulates the future movement of stock prices based on several key variables. The following variables were incorporated in the estimated fair value of the success payment liability: estimated term of the success payments, fair value of our common stock, expected volatility, and risk-free interest rate. The computation of expected volatility was estimated using a combination of available information about the historical volatility of stocks of similar publicly-traded companies for a period matching the expected term assumption. Due to the remeasurement of the liability, we recorded other income of $1.2 million and $2.4 million during the three and six months ended June 30, 2018, respectively, and other expense of $1.0 million and $2.1 million, during the three and six months ended June 30, 2017, respectively.

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

We calculate the fair value measurement of stock options using the Black-Scholes valuation model. In determining the fair value of stock options granted, the following weighted average assumptions were used in the Black-Scholes option-pricing model for awards granted for the six months ended June 30, 2018 and the year ended December 31, 2017.

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Expected stock price volatility	66.72–74.21%	59.13–64.09%
Expected dividend yield	—%	—%
Expected term (in years)	5.0–6.08	5.3–10.0
Risk-free interest rate	2.55–2.84%	1.77–2.60%

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

We recorded noncash stock-based compensation expense for employee and nonemployee stock option grants and the ESPP for the three and six months ended June 30, 2018 and 2017, as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Research and development	$287	$44	$730	$78
General and administrative	708	136	1,166	235

	$995	$180	$1,896	$313

As of June 30, 2018, there was $15.5 million of unrecognized compensation expense related to unvested employee stock award agreements, which is expected to be recognized over a weighted-average period of approximately 3.52 years. For stock option awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award.

Prior to its termination in connection with the effectiveness of our 2017 Plan, our 2010 Equity Incentive Plan allowed us to grant to employees the right to exercise stock options in exchange for cash before the requisite services are provided (e.g., before the award is vested under its original terms); however, such arrangements permit us to subsequently repurchase such shares at the exercise price if the employee ceases to be a service provider. Such an exercise is not substantive for accounting purposes. Therefore, the payment received for the exercise price is recognized as an early exercise liability in the consolidated balance sheets and will be transferred to common stock and additional paid in capital as such shares vest. As of June 30, 2018 and December 31, 2017, 0.4 million and 0.5 million unvested shares were issued and outstanding, respectively. In connection with these unvested shares, we recorded an early exercise liability as of June 30, 2018 and December 31, 2017 of $0.4 million and $0.5 million, respectively, of which $0.2 million and $0.2 million is included in other current liabilities and $0.2 million and $0.3 million is included in other non-current liabilities in the condensed consolidated balance sheets at June 30, 2018 and December 31, 2017, respectively. These shares are excluded from basic net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature.

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

The agreement to pay the future milestones and potential one-time royalties resulted in the recognition of contingent consideration, which was recognized at the inception of the transaction. Other than these payments, subsequent changes to the estimated amounts of contingent consideration to be paid are recognized in the condensed consolidated statement of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, which are based on expected product sales, probabilities around the achievement of certain development, approval and sales milestones and other assumptions. Based on these assumptions, the fair value of the contingent consideration was determined to be $25.2 million as of June 30, 2018 and $22.9 million at December 31, 2017. The fair value of the contingent consideration was determined by a third-party valuation firm by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate commensurate with our cost of capital and expectation of the revenue growth for products based on their life cycle stage.

As a result of the acquisition of Creabilis, we recorded a deferred tax liability of $9.4 million for the non-deductible in-process research and development intangible assets acquired on the date of the acquisition. The deferred tax liability is a foreign denominated liability subject to translation at each balance sheet date and had a carrying value of $10.7 million and $11.0 million at June 30, 2018 and December 31, 2017, respectively. The change in carrying value during the six months ended June 30, 2018 was related to $0.3 million of translation adjustments. The recording of the deferred tax liability resulted in goodwill in the amount of $9.8 million on the date of acquisition. Goodwill is also foreign denominated and subject to translation at each balance sheet date and had a carrying value of $11.2 million and $11.5 million at June 30, 2018 and December 31, 2017, respectively. The change in carrying value during the six months ended June 30, 2018 was due to translation adjustments of $0.3 million. The net impact of all translation adjustments is included in other comprehensive income (loss). Goodwill will not be amortized but will be tested at least annually for impairment. No impairment has been recognized as of June 30, 2018 or December 31, 2017.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table sets forth our results of operations for the periods indicated:

	(unaudited) Three Months Ended June 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$15,692	$6,704	$8,988	134%
General and administrative	5,976	4,562	1,414	31

Total operating expenses	21,668	11,266	10,402	92

Loss from operations	(21,668)	(11,266)	(10,402)	92
Other income (expense), net	1,429	(1,672)	3,101	(185)

Net loss before taxes	(20,239)	(12,938)	(7,301)	56
Income tax benefit	—	81	(81)	(100)

Net loss	$(20,239)	$(12,857)	$(7,382)	57%

Research and development expenses

Research and development expenses were $15.7 million for the three months ended June 30, 2018, compared to $6.7 million for the three months ended June 30, 2017. The increase of $9.0 million in research and development expenses is due to the increased costs for the initiation of clinical studies for SNA-120 of $5.5 million and SNA-125 of $1.7 million, and increased costs associated with an increase in personnel of $0.9 million, the additional increase of $0.9 million in early stage research activities, partially offset by decreased costs associated with ongoing SNA-001 clinical studies of $0.1 million.

General and administrative expenses

General and administrative expenses were $6.0 million for the three months ended June 30, 2018, compared to $4.6 million for the three months ended June 30, 2017. The increase of $1.4 million is primarily due to an increase in costs associated with an increase in personnel of $0.9 million, an increase in marketing expenses of $1.0 million, and $0.1 million of expense recognized related to the change in the contingent consideration liability, partially offset by decreased legal costs of $0.4 million and decreased public company costs of $0.2 million.

Other income (expense), net

Other income (expense), net was a net income of $1.4 million and a net expense of $1.7 million for the three months ended June 30, 2018 and 2017, respectively. The other net income of $1.4 million for the three months ended June 30, 2018 is primarily due to the change in the fair value of the success payment liability of $1.2 million and interest earned on the proceeds from our IPO during 2017 of $0.2 million. The other net expense of $1.7 million for the three months ended June 30, 2017 is primarily due to the increase in the fair value of the success payment liability of $1.0 million, plus $0.7 million for the amortization of the debt discount relating to the convertible promissory notes that we issued in January and March 2017, the Series B Bridge Notes, which converted into shares of our Series B Preferred Stock in April 2017.

Income tax benefit

Income tax benefit for the three months ended June 30, 2017 was $0.1 million. The income tax benefit resulted from a deferred tax liability recorded in additional paid in capital in the condensed consolidated balance sheet during the first quarter of 2017 relating to the beneficial conversion feature due to the 15% discount on conversion of the convertible notes that was bifurcated and allocated to additional paid in capital during the first quarter of 2017. See further discussion in Note 8, “Convertible Notes” and Note 14, “Income Taxes” of our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table sets forth our results of operations for the periods indicated:

	(unaudited) Six Months Ended June 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$28,672	$11,622	$17,050	147%
General and administrative	11,473	8,638	2,835	33

Total operating expenses	40,145	20,260	19,885	98

Loss from operations	(40,145)	(20,260)	(19,885)	98
Other income (expense), net	2,803	(2,833)	5,636	(199)

Net loss before taxes	(37,342)	(23,093)	(14,249)	62
Income tax benefit	—	127	(127)	(100)

Net loss	$(37,342)	$(22,966)	$(14,376)	63%

Research and development expenses

Research and development expenses were $28.7 million for the six months ended June 30, 2018, compared to $11.6 million for the six months ended June 30, 2017. The increase of $17.1 million in research and development expenses is primarily due to increased costs for the initiation of clinical studies for SNA-120 of $9.0 million and SNA-125 of $2.2 million, an increase in costs associated with the increase in personnel of $2.4 million, increased costs associated with ongoing SNA-001 clinical studies of $0.5 million, and increased manufacturing costs for SNA-120 of $0.8 million and SNA-125 of $1.0 million. There was also an additional increase in expenses of $1.2 million related to early stage research activities.

General and administrative expenses

General and administrative expenses were $11.5 million for the six months ended June 30, 2018, compared to $8.6 million for the six months ended June 30, 2017. The increase of $2.9 million in general and administrative expenses is primarily due to the increased costs associated with an increase in personnel of $1.9 million, increased costs related to being a public company of $0.4 million, increased marketing expenses of $0.9 million and $0.2 million of expense recognized related to the change in the contingent consideration liability, offset by decreased legal costs of $0.4 million.

Other income (expense), net

Other income (expense), net was a net income of $2.8 million and a net expense of $2.8 million for the six months ended June 30, 2018 and 2017, respectively. The other net income of $2.8 million for the six months ended June 30, 2018 was mainly due to the $2.4 million gain recognized on the decrease in success payment liability and interest earned on the proceeds from our IPO of $0.4 million. The other net expense of $2.8 million for the six months ended June 30, 2017 was primarily due to the $2.1 million expense recognized on the increase in success payment liability and $0.7 million of amortization of the debt discount relating to the Series B Bridge Notes.

Income tax benefit

Income tax benefit for the six months ended June 30, 2017 was $0.1 million. The income tax benefit resulted from a deferred tax liability recorded in additional paid in capital in the condensed consolidated balance sheet during the first quarter of 2017 relating to the beneficial conversion feature due to the 15% discount on conversion of the convertible notes that was bifurcated and allocated to additional paid in capital during the first quarter of 2017. See further discussion in Note 8, “Convertible Notes” and Note 14, “Income Taxes” of our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Liquidity, Capital Resources and Requirements

We have incurred operating losses and have an accumulated deficit as a result of ongoing efforts to develop our product candidates, including conducting nonclinical and clinical trials and providing general and administrative support for these operations. We had an accumulated deficit of $123.2 million and $85.9 million as of June 30, 2018 and December 31, 2017, respectively. We had net losses of $20.2 million and $37.3 million for the three and six months ended June 30, 2018, and $12.9 million and $23.0 million for the three and six months ended June 30, 2017, respectively. We had net cash used in operating activities of $30.2 million and $17.5 million for the six months ended June 30, 2018 and 2017, respectively. We anticipate that operating losses and net cash used in operating activities will increase over the next several years as we further develop SNA-120 and SNA-125, move into later and more costly stages of product development, develop new product candidates, hire personnel and prepare for regulatory submissions and the commercialization of our product candidates.

We have historically financed our operations primarily through private placements of preferred stock and debt securities and more recently through our IPO and term loans and will continue to be dependent upon equity and/or debt financing until we are able to generate positive cash flows from our operations.

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

In June 2018 we entered into the SVB Loan Agreement, pursuant to which SVB will provide us with access to term loans in an aggregate principal amount of up to $40.0 million. On June 29, 2018, we drew down the first credit extension of a principal amount of $30.0 million, which is repayable in monthly installments until July 1, 2023, including an initial interest-only period through July 31, 2020. If we fail to receive positive Phase 2b data for SNA-120 by March 31, 2019, we must immediately cash secure at least the lesser of the outstanding principal balance of the term loans or $15.0 million, until such time that we raise at least $50.0 million in equity financing and have received positive Phase 1 data for SNA-125 in atopic dermatitis on or prior to April 30, 2019.

On August 3, 2018, we entered into a Sales Agreement with Cowen, pursuant to which we may sell from time to time, at our option, up to $75.0 million of our common stock through an ATM Offering Program. On August 3, 2018, we also filed a Registration Statement on Form S-3 (the “Shelf Registration Statement”), covering the offering up to $250.0 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $75.0 million of our common stock from time to time through the ATM Offering Program. The shares to be sold under the Sales Agreement, if any, may be issued and sold pursuant to the Shelf Registration Statement, after such time as it is declared effective by the SEC.

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

•	the timing, receipt and amount of sales of any future approved or cleared products, if any.

Cash Flows Comparison of the Six Months Ended June 30, 2018 and 2017

The following table sets forth our cash flows for periods indicated:

	(unaudited) (in thousands) Six Months Ended June 30,
	2018	2017
Net cash provided by (used in)
Operating activities	$(30,205)	$(17,531)
Investing activities	(17)	(66)
Financing activities	30,674	40,418
Effect of exchange rate changes on cash	(32)	(121)

Net increase in cash, cash equivalents and restricted cash	$420	$22,700

Net Cash Used in Operating Activities

During the six months ended June 30, 2018, net cash used in operating activities was $30.2 million and consisted primarily of a net loss of $37.3 million and a decrease in the fair value of the success payment liability of $2.4 million, offset by the increase in the fair value of the contingent consideration of $2.3 million, and the non-cash stock-based compensation expense of $1.9 million. In addition, there was a $5.1 million favorable change in accounts payable and other accrued liabilities due to our overall growth and increased research and development spending.

During the six months ended June 30, 2017, net cash used in operating activities was $17.5 million and consisted primarily of a net loss of $23.0 million, offset by the increase in fair value of both the success payment liability and the contingent consideration of $2.1 million and $2.1 million, respectively, the amortization of the debt discount of $0.7 million associated with the Series B Bridge Notes, and the non-cash stock-compensation expense of $0.3 million. In addition, there was an increase in prepaid expenses and other current assets of $2.1 million primarily relating to deferred financing costs associated with our IPO. This was offset by the $2.3 million favorable change in accounts payable and other accrued liabilities due to our overall growth and increased research and development spending.

Net Cash Used in Investing Activities

During the six months ended June 30, 2018 and 2017, net cash used in investing activities was $17,000 and $66,000, respectively, and represented purchases of property and equipment.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2018, net cash provided by financing activities was $30.7 million primarily from the $30.0 million received from the SVB Loan Agreement offset by debt issuance costs of $0.1 million. There was an additional $0.8 million relating to the proceeds from the issuance of common stock from the exercise of stock options and ESPP shares purchased.

During the six months ended June 30, 2017, net cash provided by financing activities was $40.4 million from the proceeds received from the issuance of our Series B Bridge Notes and the issuance of our Series B Preferred Stock.

Contractual Obligations and Contingent Liabilities

There have been no material changes to our contractual obligations and commitments compared to the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2017, except as noted below:

*

In June 2018, we entered into a loan and security agreement with Silicon Valley Bank, pursuant to which Silicon Valley Bank agreed to make available to us term loans with an aggregate principal amount of up to $40.0 million. The first credit extension, of a principal amount of $30.0 million was funded on June 29, 2018 and is repayable in monthly installments until July 1, 2023, including an initial interest-only period through July 31, 2020.

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

Interest Rate Risk

As of June 30, 2018, the outstanding principal amount of the term loans under the SVB Loan Agreement was $30.0 million. The interest payments under our term loans may be subject to interest rate risk and our interest expense could increase if market interest rates increase. The interest on the term loans accrue at a per annum rate of the greater of (i) the Wall Street Journal prime rate plus 2.50% and (ii) 7.25%. Accordingly, increases in these published rates would increase our interest payments under the term loans. The rate at June 30, 2018 was 7.50%. A hypothetical 1% change in interest rates would increase expense by approximately $0.2 million annually and would not have a material impact on our results of operations.

Cash, Cash Equivalents and Restricted Cash

As of June 30, 2018 and December 31, 2017, we had cash and cash equivalents of $74.9 million and $74.5 million, respectively and restricted cash of $0.2 million as of both periods, which consisted of bank deposits and cash invested in U.S. Treasury money market funds. Currently, a portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 1% change in interest rates during any of the periods presented would not have a material impact on our consolidated financial statements, and we do not expect interest rate fluctuations to have a material impact on our results of operations.

Foreign Currency Exchange Risk

The majority of our transactions occur in U.S. dollars. Our foreign subsidiaries operate with the euro and British pound as its functional currencies. The fluctuation in the value of the U.S. dollar against the euro and pound affect the reported amounts of expenses, assets and liabilities. As we expand our international operations, our exposure to exchange rate fluctuations will increase. Our balance sheet as of June 30, 2018 includes cash balances of $0.1 million and $0.1 million denominated in euros and pounds, respectively. At December 31, 2017 we had cash balances of $0.7 million and $0.2 million denominated in euros and pounds, respectively. We carry out some of our clinical development and supportive activities in foreign countries and payments may be due in foreign currencies. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the three and six months ended June 30, 2018. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2018, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Inter Partes Review Proceedings

On October 7, 2016, we filed a petition with the PTAB for IPR challenging validity of certain claims of U.S. Patent No. 6,530,944, or the ‘944 patent, naming William Marsh Rice University, or Rice University, as patent owner. On October 18, 2016, the PTAB assigned the proceeding case number IPR2017-00045 and accorded the petition the filing date of October 7, 2016. On November 21, 2016, Rice University filed its mandatory notices, which name Rice University, exclusive licensee Nanospectra Biosciences, Inc., or Nanospectra, and sublicensee Sebacia as real parties in interest. Rice University filed a patent owner’s preliminary response on January 18, 2017 contesting institution of the IPR. On April 11, 2017, the PTAB issued a decision instituting the IPR proceeding. Rice University filed a patent owner response on June 28, 2017. We filed a reply on September 20, 2017. On December 18, 2017, the PTAB heard oral arguments in this matter. On April 5, 2018, the PTAB issued its decision finding all of the challenged claims unpatentable. On June 4, 2018, Rice University agreed not to appeal the PTAB’s decision.

On March 4, 2017, Rice University filed a request at the United States Patent and Trademark Office, or the USPTO, for ex parte reexamination of certain claims of the ‘944 patent. The USPTO assigned serial number 90/013,924 to the request, or the ‘924 Reexam, and ordered reexamination on April 26, 2017. On June 23, 2017, the PTAB issued an order staying the ‘924 Reexam pending resolution of our IPR challenging the validity of the ‘944 patent. On June 4, 2018, the PTAB entered an order lifting the stay.

On October 7, 2016, we filed a petition with the PTAB for IPR challenging validity of certain claims of U.S. Patent No. 6,685,730, or the ‘730 patent, naming Rice University as patent owner. On October 27, 2016, the PTAB assigned the proceeding case number IPR2017-00046 and accorded the petition the filing date of October 7, 2016. On November 21, 2016, Rice University filed its mandatory notices, which name Rice University, Nanospectra, and Sebacia as real parties in interest. Rice University filed a patent owner’s preliminary response to the IPR petition on January 27, 2017 contesting institution of the IPR. On April 21, 2017, the PTAB issued a decision instituting the IPR proceeding. Rice University filed a patent owner response on July 7, 2017. We filed a reply on September 27, 2017. On December 18, 2017, the PTAB heard oral arguments in this matter. On April 18, 2018, the PTAB issued its decision finding all of the challenged claims unpatentable. On June 4, 2018, Rice University agreed not to appeal the PTAB’s decision.

On December 21, 2016, Rice University filed a request at the USPTO for ex parte reexamination of certain claims of the ‘730 patent. The USPTO assigned serial number 90/013,883 to the request, or the ‘883 Reexam, and ordered reexamination on January 26, 2017. On April 24, 2017, the PTAB issued an order staying the ‘883 Reexam pending resolution of our IPR challenging the validity of the ‘730 patent. On June 4, 2018, the PTAB entered an order lifting the stay.

European Opposition Proceeding

On July 22, 2016, we filed a notice of opposition with the European Patent Office, or EPO, against European patent EP2343047, which patent names Rice University as applicant. On May 18, 2017, Rice University filed a response to the opposition. On December 21, 2017, we filed a response to Rice University’s May 18, 2017 submission. On February 2, 2018 Rice University filed a response to our December 21, 2017 submission. On February 28, 2018 the EPO heard oral arguments in this matter and rendered a decision restricting the claims of the Rice University patent. On April 10, 2018, the EPO issued its written decision with the reasons for the decision made at the oral proceedings on February 28, 2018. On June 19, 2018, Rice University filed an appeal of the EPO decision and we filed a cross appeal.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have no products approved or cleared for commercial sale and have not generated any revenue from product sales and have incurred losses in each year since our inception in July 2010. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net losses were approximately $20.2 million and $37.3 million for the three and six months ended June 30, 2018, and $12.9 million and $23.0 million for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $123.2 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities and the acquisition of Creabilis plc, or Creabilis. Nonclinical studies and clinical trials for our product candidates will require substantial funds to complete. As of June 30, 2018, we had capital resources consisting of cash and cash equivalents of $74.9 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the nonclinical and clinical development of our lead product candidates, SNA-120 and SNA-125, as well as our ongoing pivotal trials for SNA-001, and the development of any other product candidates we may choose to pursue. These expenditures will include costs associated with conducting nonclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any nonclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our lead product candidates and any future product candidates. In addition, we are obligated to make certain milestone payments to former Creabilis shareholders upon the achievement of predetermined milestones, as well as success payments to certain of our existing stockholders if the market price of our common stock meets or exceeds certain specified share price thresholds. These payments, to the extent triggered and payable in cash, will also have an effect on our liquidity and capital needs. To the extent these success payment obligations are satisfied in shares of our common stock, holders of our common stock would be diluted.

We believe our existing cash, will allow us to fund our operating plan for at least the next twelve months. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. Our ability to obtain debt financing may be limited by covenants we have made under our loan and security agreement with Silicon Valley Bank and our pledge to Silicon Valley Bank of substantially all of our assets, other than our intellectual property, as collateral. The negative pledge in favor of Silicon Valley Bank with respect to our intellectual property under the loan and security agreement could further limit our ability to obtain additional debt financing. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Our success payment obligations to certain of our stockholders are recorded as a liability on our balance sheet. Under generally accepted accounting principles in the United States, or GAAP, we are required to remeasure the fair value of this liability as of each quarter end. Factors that may lead to increases or decreases in the estimated fair value of this liability include, among others, changes in the value of our common stock, changes in the volatility of our common stock, changes in the applicable term of the success payments and changes in the risk-free interest rate. As a result, our operating results and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and from year to year and may reduce the usefulness of our GAAP financial statements. As of June 30, 2018 and December 31, 2017, the estimated fair value of the liability associated with the success payments was $0.9 million and $3.3 million, respectively.

We may be required to repay the outstanding indebtedness in an event of default under our loan and security agreement, which could have a materially adverse effect on our business. In addition, our operating activities may be restricted as a result of covenants related to the indebtedness.

On June 29, 2018, we entered into the SVB Loan Agreement, pursuant to which Silicon Valley Bank agreed to make available to us term loans with an aggregate principal amount of up to $40.0 million, $30.0 million of which was funded on June 29, 2018 and $10.0 million of which remains available for borrowing, subject to our satisfaction of certain conditions. If we fail to receive positive Phase 2b data for SNA-120 by March 31, 2019, we must immediately cash secure at least the lesser of the outstanding principal balance of the term loans or $15.0 million, until such time that we raise at least $50.0 million in equity financing and have received positive Phase 1 data for SNA-125 in atopic dermatitis on or prior to April 30, 2019.

Until we have repaid such indebtedness, the loan and security agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, and to encumber our intellectual property. Our business may be adversely affected by these restrictions on our ability to operate our business.

Additionally, we may be required to repay the outstanding indebtedness under the loan facility if an event of default occurs under the loan and security agreement. Under the loan and security agreement, an event of default will occur if, among other things, we fail to make payments under the loan and security agreement; we breach any of our covenants under the loan and security agreement, subject to specified cure periods with respect to certain breaches; the Silicon Valley Bank determines that a material adverse change has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit Silicon Valley Bank to accelerate the maturity of such indebtedness or that could have a material adverse change on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Silicon Valley Bank could also exercise its rights as collateral agent to take possession of and to dispose of the collateral securing the term loans, which collateral includes substantially all of our property (excluding intellectual property, which is subject to a negative pledge). Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

Risks Related to Our Business

Our business is dependent on the successful development, regulatory approval and commercialization of our product candidates.

Our portfolio includes our lead product candidates: SNA-120, a topical tropomyosin receptor kinase A, or TrkA, inhibitor in clinical development for the treatment of pruritus associated with psoriasis as well as the underlying psoriasis; SNA-125, a topical Janus kinase 3 (JAK3)/TrkA inhibitor in clinical trials for the treatment of atopic dermatitis, psoriasis and pruritus; and SNA-001, a topical suspension of silver particles in pivotal trials for the reduction of unwanted light-pigmented hair and for acne vulgaris. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval or clearance and commercialization of our product candidates. In the future, we may also become dependent on other product candidates that we may develop or acquire. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the clinical trial process. Success in nonclinical studies and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the biotechnology, pharmaceutical and medical device industries have suffered significant setbacks in clinical trials, even after positive results in earlier nonclinical studies or clinical trials. These setbacks have been caused by, among other things, nonclinical findings made while clinical trials were underway, and safety or efficacy observations made in clinical trials, including previously unreported adverse events. The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and initial clinical trials. Notwithstanding any potential promising results in earlier studies and trials, we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates. For example, on July 30, 2018, we announced the top-line data from two pivotal acne trials with SNA-001 in conjunction with 1064 nm and 810 nm lasers noting that SNA-001 did not show statistical significance on the primary and secondary endpoints. In light of the results of these trials, we do not anticipate a different result in our third pivotal trial evaluating SNA-001’s efficacy in combination with lasers for the treatment of acne.

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

As of June 30, 2018, we had 54 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our lead product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

The market for biopharmaceuticals and dermatological treatments is highly competitive and subject to rapid technological change. Our success depends, in part, upon our ability to maintain a competitive position in the development and protection of technologies and products for use in these fields and upon our ability to obtain, maintain and enforce our intellectual property rights in connection therewith. We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that misappropriate our technology and/or infringe our intellectual property to unfairly and illegally compete with our products. If we are unable to protect our intellectual property and proprietary rights, our competitive position and our business could be harmed, as third parties may be able to make, use, or sell products that are substantially the same as ours without incurring the sizeable development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market. With respect to our Topical Photopartical TherapyTM technology , under our exclusive supply and license agreement with nanoComposix, we are solely responsible for the prosecution of the licensed patent rights throughout the world, at our expense, and we have the first right to enforce within our licensed field and defend the licensed patent rights throughout the world, at our expense.

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

Based on the number of shares outstanding as of June 30, 2018, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 51.5% of our voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2018, we had outstanding a total of approximately 20.8 million shares of common stock, of which 5.5 million shares are held by current directors, executive officers and their respective affiliates and may be subject to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. In addition, as of June 30, 2018, approximately 3.7 million shares of our common stock that are either subject to outstanding stock awards or reserved for future issuance under our employee benefit plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of approximately 4.6 million shares of our common stock, or approximately 22.0% of our total outstanding common stock as of June 30, 2018 will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Issuer Purchases of Equity Securities

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	EXHIBITS

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation, as amended.	8-K	8-1-2017	3.1

3.2	Amended and Restated Bylaws.	8-K	8-1-2017	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	7-17-2017	4.2

10.1	Loan and Security Agreement, dated as of June 29, 2018, by and between Silicon Valley Bank and Sienna Biopharmaceuticals, Inc.	8-K	7-2-2018	10.1

31.1	Certification of Chief Executive Officer of Sienna Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer of Sienna Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

Sienna Biopharmaceuticals, Inc.

Date: August 9, 2018	By:	/s/ John W. Smither
John W. Smither Chief Financial Officer (Principal Financial Officer)