Form 10-Q
period 2018-09-30
Sienna Biopharmaceuticals, Inc.
filed 2018-11-08
CIK 1656328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 5, 2018, there were 21,140,101 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Sienna Biopharmaceuticals, Inc.

Form 10-Q For The Quarter Ended September 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Sienna Biopharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,975	$74,467
Restricted cash	181	181
Prepaid expenses and other current assets	2,903	2,698

Total current assets	67,059	77,346
Property and equipment, net	345	432
In-process research and development	46,112	47,597
Goodwill	11,114	11,472

Total assets	$124,630	$136,847

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,479	$2,357
Accrued personnel costs	3,025	2,646
Other accrued expenses	7,092	3,007
Early exercise liability, current portion	213	231

Total current liabilities	13,809	8,241
Early exercise liability—net of current portion	98	258
Contingent consideration	24,500	22,900
Success payment liability	688	3,285
Long-term debt, net	29,983	—
Deferred tax liability	10,622	10,964

Total liabilities	79,700	45,648
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized, no shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value, 300,000 shares authorized, 21,140 and 20,740 shares issued and 20,756 and 20,194 shares outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Additional paid in capital	181,108	171,726
Accumulated other comprehensive income	3,855	5,370
Accumulated deficit	(140,033)	(85,897)

Total stockholders’ equity	44,930	91,199

Total liabilities and stockholders’ equity	$124,630	$136,847

See accompanying notes.

Sienna Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$12,146	$9,398	$40,819	$21,020
General and administrative	4,438	4,924	15,910	13,562

Total operating expenses	16,584	14,322	56,729	34,582

Loss from operations	(16,584)	(14,322)	(56,729)	(34,582)
Other income (expense), net	(210)	(2,154)	2,593	(4,986)

Net loss before taxes	(16,794)	(16,476)	(54,136)	(39,568)
Income tax benefit	—	85	—	212

Net loss	$(16,794)	$(16,391)	$(54,136)	$(39,356)

Other comprehensive income (loss):
Cumulative translation adjustment	(396)	1,588	(1,515)	5,065

Comprehensive loss	$(17,190)	$(14,803)	$(55,651)	$(34,291)

Per share information:
Net loss, basic and diluted	$(0.82)	$(1.12)	$(2.66)	$(6.31)

Basic and diluted weighted average shares outstanding	20,473	14,674	20,331	6,233

See accompanying notes.

Sienna Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(54,136)	$(39,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	117	80
Amortization of debt discount and issuance costs	130	729
Stock-based compensation	3,391	1,055
Fair value adjustment of success payment liability	(2,597)	4,532
Fair value adjustment of contingent consideration	1,600	3,190
Non-cash interest expense	330	34
Loss on disposal of property and equipment	3	5
Changes in assets and liabilities:
Prepaid expenses and other current assets	(210)	(701)
Accounts payable and other accrued liabilities	5,278	3,501

Net cash used in operating activities	(46,094)	(26,931)
Investing activities
Investment in property and equipment	(33)	(170)
Proceeds from sale of property and equipment	—	8

Net cash used in investing activities	(33)	(162)
Financing activities
Proceeds from issuance of common stock, net of issuance costs and early exercise liability	5,444	188
Repurchase of unvested early exercise stock options	(18)	—
Net proceeds from issuance of long-term debt	29,853	—
Proceeds from issuance of common stock for ESPP purchase	388	—
Proceeds from issuance of convertible promissory notes	—	3,906
Net proceeds from issuance of Series B preferred stock	—	36,306
Proceeds from initial public offering, net of issuance costs	—	66,378

Net cash provided by financing activities	35,667	106,778

Effect of exchange rate changes on cash	(32)	(103)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(10,492)	79,582
Cash, cash equivalents and restricted cash at beginning of period	74,648	9,200

Cash, cash equivalents and restricted cash at end of period	$64,156	$88,782

See accompanying notes.

Sienna Biopharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2018

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

On August 1, 2017, the Company completed its initial public offering, or IPO, of 4,983,333 shares of common stock, which included the exercise in full by the underwriters of their option to purchase up to 650,000 additional shares of common stock, at an offering price to the public of $15.00 per share. The Company received net proceeds of approximately $66.4 million after deducting underwriting discounts, commissions and offering related transaction costs. In connection with the IPO, the Company’s outstanding shares of convertible preferred stock were automatically converted into 12.8 million shares of common stock. As of September 30, 2018, the Company had 21.1 million shares of common stock outstanding. See Note 13, “Stockholders’ Equity.”

In connection with the completion of its IPO, on August 1, 2017, the Company’s certificate of incorporation was amended and restated to provide for 300.0 million authorized shares of common stock with a par value of $0.0001 per share and 10.0 million authorized shares of preferred stock with a par value of $0.0001 per share.

On June 29, 2018, the Company entered into a new loan and security agreement (the “SVB Loan Agreement”) with Silicon Valley Bank (“SVB”), pursuant to which SVB agreed to make available to the Company term loans with an aggregate principal amount of up to $40.0 million, $30.0 million of which was funded on June 29, 2018 and $10.0 million of which remains available for borrowing, subject to the satisfaction of certain conditions set forth in the SVB Loan Agreement. See Note 10, “Long-Term Debt.”

On August 3, 2018 the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may sell from time to time, at its option, up to $75.0 million of the Company’s common stock through an “at-the-market” equity offering program under which Cowen will act as sales agent (the “ATM Offering Program”).

On August 3, 2018, the Company also filed a Registration Statement on Form S-3 (the “Shelf Registration Statement”), covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $75.0 million of the Company’s common stock from time to time through the ATM Offering Program. The Registration Statement became effective on August 14, 2018. The shares to be sold under the Sales Agreement, may be issued and sold pursuant to the Shelf Registration Statement. During the three months ended September 30, 2018, the Company issued 340,307 shares of its common stock through the ATM Offering Program and received net proceeds of approximately $5.0 million, after deducting commissions of $0.2 million and other offering expenses of $0.4 million.

2. Liquidity Risks

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $140.0 million and $85.9 million as of September 30, 2018 and December 31, 2017, respectively. The Company had net losses of $16.8 million and $54.1 million for the three and nine months ended September 30, 2018 and $16.4 million and $39.4 million for the three and nine months ended September 30, 2017, respectively, and net cash used in operating activities of $46.1 million and $26.9 million for the nine months ended September 30, 2018 and 2017, respectively.

The Company has historically financed its operations primarily through private and public equity issuances and debt offerings, and more recently through term loans under the SVB Loan Agreement and proceeds from the Company’s ATM Offering Program. Pursuant to the SVB Loan Agreement, if the Company fails to receive positive Phase 2b data for SNA-120 by March 31, 2019, the

Company must immediately cash secure at least the lesser of the outstanding principal balance of the term loans or $15.0 million, until such time that the Company raises at least $50.0 million in equity financing and has received positive Phase 1 data for SNA-125 in atopic dermatitis on or prior to April 30, 2019.

The Company had cash and cash equivalents of $64.0 million and $74.5 million at September 30, 2018 and December 31, 2017, respectively. The Company believes that its current capital resources will be sufficient to fund operations through at least the next twelve months based on the expected cash burn rate. The Company will be required to raise additional capital to fund future operations through the sale of its equity securities, incurring additional debt, entering into licensing or collaboration agreements with partners, grants or other sources of financing. There can be no assurance that sufficient funds will be available to the Company at all or on attractive terms when needed from equity or debt financings. If the Company is unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce its current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require the Company to relinquish rights to product candidates at an earlier stage of development or on less favorable terms to it or its stockholders than the Company would otherwise choose.

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

Unaudited Condensed Consolidated Financial Statements

The accompanying financial information for the three and nine months ended September 30, 2018 and 2017 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2018 and its results of operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other period(s).

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

Cash and Cash Equivalents

The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, and obligations issued by U.S. government and U.S. government agencies, and places restrictions on maturities and concentration by type and issuer. The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of September 30, 2018, cash and cash equivalents are comprised of funds in cash and U.S. Treasury money market funds. From time to time, the Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation. The accounts are monitored by management to mitigate the risk.

Restricted Cash

At September 30, 2018 and December 31, 2017, the Company held $0.2 million of restricted cash related to cash collateralized standby letters of credit in connection with obligations under the Company’s facility lease.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets which range from three to five years. Maintenance and repairs are expensed as incurred. The Company reviews the carrying values of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments recognized during the nine months ended September 30, 2018 and the year ended December 31, 2017.

In-process Research and Development and Goodwill

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date (which is regarded as their cost). Intangible assets related to in-process research and development, or IPR&D, are treated as indefinite-lived intangible assets and not amortized until they become definite lived assets upon regulatory approval. At that time, the Company will determine the useful life of the asset and begin amortization. Indefinite-lived intangible assets are reviewed for impairment at least annually or if indicators of potential impairment exist. There were no impairments of indefinite-lived intangible assets for the nine months ended September 30, 2018 and the year ended December 31, 2017.

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination. Goodwill will not be amortized but will be evaluated for impairment annually upon the occurrence of triggering events or substantive changes in circumstances that could indicate a potential impairment. An impairment loss is recognized when the fair value of the reporting unit to which the goodwill relates is below its carrying value for the difference between the fair value and its carrying amounts. There was no impairment of goodwill for the nine months ended September 30, 2018 and the year ended December 31, 2017.

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

Clinical Trial Accruals

As part of the process of preparing its consolidated financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company’s objective is to reflect the appropriate trial expenses in its consolidated financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its rate of clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date in its consolidated financial statements based on the facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through September 30, 2018, there have been no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials. The Company’s clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Other accrued expenses include accrued clinical trial costs of $5.0 million and $0.9 million as of September 30, 2018 and December 31, 2017, respectively. At December 31, 2017, prepaid expenses and other current assets include prepaid clinical trial costs of $1.1 million.

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, excluding the effects of converting preferred stock, stock options and unvested restricted stock outstanding. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effects of convertible preferred stock, convertible notes, stock options and unvested restricted stock outstanding during the period calculated in accordance with the treasury stock method but are excluded if their impact is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between the weighted average number of shares used to calculate basic and diluted net loss per common share for the three and nine months ended September 30, 2018 and 2017. Shares excluded from the calculation were 2.6 million and 1.7 million at September 30, 2018 and 2017, respectively.

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

Recently Issued Accounting Standards

Accounting Pronouncements Adopted

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”, a new accounting standard to incorporate Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 118 (SAB 118), which addresses the accounting implications of the major tax reform legislation, Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the 2017 Tax Act), enacted on December 22, 2017. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the 2017 Tax Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Act are incomplete by the due date of the financial statements and if possible, provide a reasonable estimate. The Company will continue to analyze the 2017 Tax Act and, in certain areas, has made reasonable estimates of the effects on the condensed consolidated financial statements and tax disclosures.

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

Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This new standard modifies certain disclosure requirements on fair value measurements. This new standard will be effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not expect the adoption of this new standard to have a significant impact on its disclosures.

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

The FASB subsequently issued the following amendments to ASU 2016-02, which have the same effective date and transition date of January 1, 2019:

•	ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which amends certain narrow aspects of the guidance issued in ASU 2016-02; and

•

ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows for transition approach to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption as well as an additional practical expedient for lessors to not separate non-lease components from the associated lease component.

The Company is in the process of identifying and analyzing all agreements which may be affected by the new guidance and is currently evaluating the update and assessing the impact it may have on its consolidated financial statements and disclosures. The Company will adopt the new leasing standards using a modified retrospective transition approach to be applied to leases existing as of, or entered into after, January 1, 2019 and prior periods will not be adjusted.

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

The agreement to pay the future milestones and potential one-time royalties resulted in the recognition of a contingent consideration liability, which was recognized at the inception of the transaction. Other than these payments, subsequent changes to the estimated amounts of contingent consideration to be paid are recognized in the condensed consolidated statement of operations in general and administrative expense. The fair value of the contingent consideration is based on preliminary cash flow projections, based on expected product sales, probabilities around the achievement of certain development, approval and sales milestones and other assumptions. Based on the assumptions, the fair value of the contingent consideration liability was determined to be $24.5 million and $22.9 million at September 30, 2018 and December 31, 2017, respectively. The fair value of the contingent consideration was determined by a third-party valuation firm applying the income approach, using several significant unobservable inputs as discussed in Note 7, “Fair Value Measurements”. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance.

As a result of the acquisition of Creabilis, the Company recorded a deferred tax liability of $9.4 million for the non-deductible in-process research and development intangible assets acquired on the date of the acquisition. The deferred tax liability is a foreign denominated liability subject to translation at each balance sheet date and had a carrying value of $10.6 million and $11.0 million at September 30, 2018 and December 31, 2017, respectively. The change in carrying value during the nine months ended September 30, 2018 was related to $0.4 million of translation adjustments. The recording of the deferred tax liability resulted in goodwill in the amount of $9.8 million on the date of acquisition. Goodwill is also foreign denominated and subject to translation at each balance sheet date and had a carrying value of $11.1 million and $11.5 million at September 30, 2018 and December 31, 2017, respectively. The change in carrying value during the nine months ended September 30, 2018 was due to translation adjustments of $0.4 million. The net impact of all translation adjustments is included in other comprehensive income (loss).

5. Identifiable Intangible Assets

The Company’s only identifiable intangible assets as of September 30, 2018 and December 31, 2017 are indefinite-lived IPR&D assets related to SNA-120 and SNA-125. The total intangible IPR&D assets were recorded at an initial value of $42.3 million as a result of the Company’s acquisition of Creabilis. These IPR&D assets are foreign denominated and subject to translation and had a carrying value of $46.1 million and $47.6 million as of September 30, 2018 and December 31, 2017, respectively. The Company uses the income approach to derive the fair value of IPR&D assets. This approach calculates fair value by estimating future cash flows attributable to the assets, using several unobservable inputs such as future revenues and expenses, time and resources need to complete development and probabilities of obtaining market approval, and then discounting these cash flows to a present value using a risk-adjusted discount rate commensurate with the Company’s cost of capital and expectation of the revenue growth for products at their life cycle stage. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance. See Note 7, “Fair Value Measurements”.

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

6. Property and Equipment

Property and equipment consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	Estimated Useful Life (in years)	September 30, 2018	December 31, 2017
Lab equipment	5	$307	$307
Computer hardware	3	136	116
Capital lease equipment	3	46	46
Furniture and fixtures	5	87	91
Software	3	9	—
Leasehold improvements		105	105

Total		690	665
Less accumulated depreciation		(345)	(233)

Property and equipment, net		$345	$432

Leasehold improvements are depreciated over the lease term. Depreciation expense was $39,000 and $0.1 million for the three and nine months ended September 30, 2018, and $27,000 and $80,000 for the three and nine months ended September 30, 2017, respectively.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$63,975	$—	$—

Total	$63,975	$—	$—

Liabilities:
Success payment liability	$—	$—	$688
Contingent consideration	—	—	24,500

Total	$—	$—	$25,188

	December 31, 2017
	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$74,467	$—	$—

Total	$74,467	$—	$—

Liabilities:
Success payment liability	$—	$—	$3,285
Contingent consideration	—	—	22,900

Total	$—	$—	$26,185

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Success Payment Liability	Contingent Consideration
Balance at December 31, 2017	$3,285	$22,900
Change in fair value due to remeasurement	(2,597)	1,600

Balance at September 30, 2018	$688	$24,500

Cash equivalents

At September 30, 2018, the Company’s cash equivalents are comprised of U.S. Treasury money market funds whose value is based upon quoted market prices in active markets for identical assets or liabilities with no adjustments applied. Accordingly, these investments are classified as Level 1 of the fair value measurements and disclosure guidance.

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

The fair value of the contingent consideration was determined by an independent third-party valuation firm applying the income approach. This approach calculates fair value by estimating future cash flows attributable to the related IPR&D assets using several significant unobservable inputs, including risk adjusted discount rates ranging from 5.1% to 16.7%, projected future revenues and expenses based on the cumulative probabilities of multiple scenarios with individual probabilities ranging from 0.1% to 25.0%, and estimates of the timing of the achievement of the various product development, regulatory approval and sales milestones. Significant increases or decreases in any of the probabilities of success and other inputs would result in a significantly higher or lower fair value measurement, respectively. Changes in the fair values of the contingent consideration obligations are recorded in general and administrative expense in the condensed consolidated statement of operations.

In October 2017, the Company commenced the additional Phase 2b clinical trial for SNA-120, triggering the first contingent milestone payment of $5.0 million, less certain offsets totaling approximately $0.3 million, which was satisfied by issuing an aggregate of 201,268 shares of common stock to the former Creabilis shareholders. The number of shares issued was based on the volume weighted average price of the Company’s common stock over the 20-day trading period preceding the commencement of the trial. Concurrently, the Company recognized the additional change in fair value of the contingent consideration liability in general and administrative expense and recognized the settlement of the first contingent milestone in shares of common stock totaling $4.2 million by reclassifying the related contingent consideration liability balance to equity in the condensed consolidated balance sheet. The decrease in value during the three months ended September 30, 2018 was $0.7 million and was primarily related to changes in the estimated timing of the potential achievement of milestones and other changes in external market factors. The increase in value during the nine months ended September 30, 2018 was $1.6 million, and was primarily related to the passage of time and progress toward milestone dates as well as changes in external market factors. The increase in value during the three and nine months ended September 30, 2017 was $1.1 million and $3.2 million, respectively, and was related to changes in external market factors and probability adjustments partially offset by decreases in the value related to assumptions regarding estimated timing of milestone payments.

Success payment liability

In October 2015, as a result of an agreement in which the Company agreed to pay certain stockholders success payments if the stock price of the Company’s common stock reached certain thresholds, the Company recorded a success payment liability. The success payment liability was recorded at fair value based on significant unobservable inputs, as discussed in Note 9, “Success Payment Liability”. The valuation of the fair value of the success payment liability uses assumptions the Company believes would be made by a market participant and the Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. In evaluating the fair value information, judgement is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques could result in materially different fair value estimates. Significant increases or decreases in the probabilities of meeting the common stock price thresholds or in the timing or likelihood of achieving the triggering events and other inputs would result in a significantly higher or lower fair value measurement, respectively. The decrease in fair value during the three and nine months ended September 30, 2018 resulted in other income of $0.2 million and $2.6 million, respectively. During the three and nine months ended September 30, 2017, the increase in fair value resulted in other expense of $2.5 million and $4.5 million, respectively.

There were no transfers of assets or liabilities between the fair value measurement levels during the nine months ended September 30, 2018 or the year ended December 31, 2017.

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

In April 2017, in connection with the Company’s Series B convertible preferred stock financing, the outstanding principal under the Series B Bridge Notes of $3.9 million, plus $34,000 of accrued interest, converted into an aggregate of 0.4 million shares of Series B convertible preferred stock at a rate of $10.40 per share and the Series B Bridge Notes were cancelled. In connection with the IPO, the Series B convertible preferred stock was automatically converted into 0.4 million shares of common stock. The remaining unamortized discount was recognized in interest expense in the condensed consolidated statement of operations. Included in other income (expense), net for the three and nine months ended September 30, 2017 is amortization of the debt discount of $0 and $0.7 million and accrued interest expense of $0 and $34,000, respectively.

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

Upon their issuance, the success payments did not require any future service to be provided by the recipients and as such, the success payments were accounted for under accounting guidance for derivatives and hedging. Accordingly, the Company recorded an initial liability at fair value and remeasures the liability each reporting period, with changes being recognized in the consolidated statements of operations. The fair value of the success payments liability was estimated based on a third-party valuation using a model which simulates the future movement of stock prices based on several key variables. The following variables were incorporated in the estimated fair value of the success payment liability: estimated term of the success payments, fair value of the Company’s common stock, expected volatility, and risk-free interest rate. The computation of expected volatility was estimated using a combination of available information about the historical volatility of stocks of similar publicly-traded companies blended with historical volatility of the Company’s own stock price, for a period matching the expected term assumption. During the three and nine months ended September 30, 2018, the Company recorded other income of $0.2 million and $2.6 million, respectively, and during the three and nine months ended September 30, 2017, the Company recorded other expense of $2.5 million and $4.5 million, respectively, due to re-measurement of the liability.

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

Interest on the term loans accrue at a per annum rate of the greater of (i) the Wall Street Journal prime rate plus 2.50% and (ii) 7.25%. On September 30, 2018, the rate was 7.75%. If the Company fails to receive positive Phase 2b data for SNA-120 by March 31, 2019, the Company must immediately cash secure at least the lesser of the outstanding principal balance of the term loans or $15.0 million, until such time that the Company raises at least $50.0 million in equity financing and has received positive Phase 1 data for SNA-125 in atopic dermatitis on or prior to April 30, 2019.

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

As of September 30, 2018, the carrying value of the term loan consists of $30.0 million principal outstanding less the debt issuance costs of approximately $0.1 million. The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan. Interest expense relating to the term loan for the three and nine months ended September 30, 2018 was $0.7 million. Interest expense is calculated using the effective interest method, and is inclusive of non-cash amortization of capitalized loan costs. At September 30, 2018, the effective interest rate was 9.42%. The final maturity payment of $1.7 million is recognized over the life of the term loan through interest expense using the effective interest method.

Future principal payments for the long-term debt are as follows (in thousands):

September 30, 2018
2018	$—
2019	—
2020	4,515
2021	9,599
2022	10,382
2023	5,504

Total principal payments	30,000
Final fee due at maturity in 2023	1,650

Total principal and final fee payments	31,650
Unamortized discount and debt issuance costs	(1,667)

Long-term debt, net	$29,983

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

During the three and nine months ended September 30, 2018, the Company incurred $0.1 million and $0.3 million, respectively, for rent expense and $0.2 million and $0.4 million, for the three and nine months ended September 30, 2017, respectively.

License and Supply Agreement

The Company has an exclusive license and supply agreement with nanoComposix, pursuant to which the Company owes minimum annual royalties of $50,000 or low single digit royalties on net sales of licensed products.

Indemnifications

The Company has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while the directors and executive officers are serving at the Company’s request in such capacities. There have been no claims to date and the Company did not accrue any liabilities related to these agreements as of September 30, 2018 and December 31, 2017.

Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business, including those set forth in Part II, Item 1 “Legal Proceedings”. As of September 30, 2018, there are no matters where there is at least a reasonable probability that a material loss has been or will be incurred.

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

Stock Purchase Rights

In January 2016, in connection with his commencement of employment with the Company, the Company’s board of directors granted Dr. Beddingfield, the Company’s President and Chief Executive Officer, the right to purchase 0.6 million shares of the Company’s common stock for a purchase price of $2.35 per share, which the board of directors determined was the fair market value on the date of grant. With respect to 0.5 million shares subject to the stock purchase right, 25% of the shares vest on the first anniversary of the grant, and 1/48th of the shares vest monthly thereafter, subject to Dr. Beddingfield continuing to provide services to the Company through each such vesting date. With respect to 49,000 shares subject to the stock purchase right, 50% of the shares vest on the first date the volume-weighted average trading price of the Company’s common stock equals or exceeds $71.03 per share, and 1/24th of the shares vest monthly thereafter, subject to Dr. Beddingfield continuing to provide services to the Company through each such vesting date. With respect to the remaining 49,000 shares subject to the stock purchase right, 50% of the shares vest upon achievement of a milestone related to clinical development, and 1/24th of the shares vest monthly thereafter, subject to Dr. Beddingfield continuing to provide services to the Company through each such vesting date. The Company determined that the stock purchase rights effectively represented an option and the fair value of the option was $1.3 million which is being amortized as compensation expense over the performance period of the award, with $0.2 million and $0.4 million recognized as compensation expense for the three and nine months ended September 30, 2018, respectively and $36,000 and $0.1 million recognized during the three and nine months ended September 30, 2017, respectively.

In May 2016, Dr. Beddingfield exercised his stock purchase rights in full and purchased restricted stock that vests on the same schedule as the stock purchase rights by providing a promissory note to the Company in the principal amount of $1.3 million, with an interest rate of 1.43% per annum. The promissory note was considered to be substantively non-recourse and, as such, the issuance of the unvested restricted shares in exchange for the note continued to constitute a stock option for accounting purposes. As the promissory note was non-recourse, it was not reflected on the Company’s balance sheet at December 31, 2016. In June 2017, the Company forgave all outstanding principal and accrued interest under the related party non-recourse promissory note effective as of July 2, 2017, and the note was cancelled. The total outstanding principal balance and accrued but unpaid interest forgiven on the promissory note was $1.3 million. As of December 31, 2017, 0.2 million shares subject to the award had vested and an additional 85,000 shares vested during the nine months ended September 30, 2018.

Success Payments

Todd Harris, the Company’s Head of Corporate Development and member of the Company’s board of directors, is a beneficiary of the Success Payments Agreement, as described in Note 9 “Success Payment Liability” and will receive 25.22% of any related payouts.

13. Stockholders’ Equity

As of September 30, 2018, the authorized stock of the Company was 300.0 million shares of common stock, $0.0001 par value per share, and 10.0 million shares of preferred stock, $0.0001 par value per share.

Common Stock

Holders of common stock are entitled to one vote per share and, upon liquidation, dissolution, or winding up of the Company, are entitled to receive all assets available for distribution to stockholders. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

Pursuant to the automatic increase provisions of our 2017 Incentive Award Plan (“the 2017 Plan”) and 2017 Employee Stock Purchase Plan (“ESPP”), 829,606 additional shares were reserved for future issuance under the 2017 Plan and 207,401 additional shares under the ESPP on January 1, 2018.

Shares of common stock reserved for future issuance were as follows (in thousands):

September 30, 2018
Common stock awards outstanding	2,171
Common stock awards available for grant under the ESPP	376
Common stock awards available for grant under the 2017 Plan	1,123

Total shares of common stock reserved for future issuance	3,670

Convertible Preferred Stock

As of September 30, 2018, there was no convertible preferred stock outstanding. In connection with the Company’s IPO, all outstanding shares of convertible preferred stock were automatically converted into 12.8 million shares of common stock.

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

ATM Offering Program

In August 2018, the Company entered into a sales agreement with Cowen pursuant to which the Company may sell from time to time, at its option, up to $75.0 million of the Company’s common stock through ATM Offering Program, under which Cowen will act as sales agent. The aggregate compensation payable to Cowen shall be 3% of the gross sales price of the common stock sold by Cowen pursuant to the Sales Agreement. During the three months ended September 30, 2018, the Company issued 340,307 shares of its common stock through its ATM Offering Program and received net proceeds of approximately $5.0 million, after deducting commissions of $0.2 million and other offering expenses of $0.4 million.

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

The fair value of each employee award granted during 2018 and 2017 was estimated on the grant date using the Black-Scholes option-pricing model. The fair value of each non-employee option granted was estimated on the grant date and subsequently remeasured each reporting period using the Black-Scholes option-pricing model. The following assumptions were used for grant date fair value for the nine months ended September 30, 2018 and the year ended December 31, 2017:

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Expected stock price volatility	65.40%–74.21%	59.13%–64.09%
Expected dividend yield	—%	—%
Expected term (in years)	5.0–6.1	5.3–10.0
Risk-free interest rate	2.55%–2.96%	1.77%–2.60%

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

The table below summarizes the stock option activity for the nine months ended September 30, 2018:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	1,159	$8.19	$11,795
Granted	1,235	16.49
Exercised	(37)	11.04
Cancelled	(186)	11.74

Outstanding at September 30, 2018	2,171	$12.56	$7,497

Exercisable at September 30, 2018	455	$6.53	$3,925

The aggregate intrinsic value of the options outstanding is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of September 30, 2018.

The Company did not grant any non-employee options to purchase shares of its common stock during the nine months ended September 30, 2018.

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Research and development	$368	$201	$1,099	$279
General and administrative	1,127	540	2,292	776

	$1,495	$741	$3,391	$1,055

As of September 30, 2018, there was $15.0 million of unrecognized compensation expense related to unvested employee stock award agreements, which is expected to be recognized over a weighted-average period of approximately 3.39 years. For stock option awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award.

The weighted-average grant date fair value of all stock options granted during the nine months ended September 30, 2018 was $10.55. The weighted-average remaining contractual life of options outstanding at September 30, 2018 is 9.0 years. The total fair value of the shares vested during the nine months ended September 30, 2018 was $2.2 million. Additionally, stock compensation expense includes $3,000 and $0.3 million, $0.4 million and $0.5 million related to non-employee option grants during the three and nine months ended September 30, 2018 and 2017, respectively.

Prior to its termination in connection with the effectiveness of the 2017 Plan, the 2010 Plan allowed the Company to grant to employees the right to exercise stock options in exchange for cash before the requisite service was provided (e.g., before the award is vested under its original terms); however, such arrangements permit the Company to subsequently repurchase such shares at the exercise price if the employee ceases to be a service provider. Such an exercise is not substantive for accounting purposes. Therefore, the payment received for the exercise price is recognized as an early exercise liability in the condensed consolidated balance sheets and will be transferred to common stock and additional paid in capital as such shares vest. As of September 30, 2018 and December 31, 2017, 0.4 million and 0.5 million unvested shares, respectively, were legally issued but are not considered outstanding for accounting purposes and are therefore excluded from basic and diluted net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. In connection with these unvested shares, the Company has recorded an early exercise liability as of September 30, 2018 and December 31, 2017, of $0.3 million and $0.5 million, respectively, of which $0.2 million and $0.2 million is included in current liabilities, and $0.1 million and $0.3 million is included in non-current liabilities in the condensed consolidated balance sheets at September 30, 2018 and December 31, 2017, respectively. During the nine months ended September 30, 2018, the Company repurchased 7,775 shares of unvested early exercise shares at $2.35 per share.

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

The Company recognized $0.1 million and $0.2 million in compensation expense related to the ESPP for the three and nine months ended September 30, 2018. During the nine months ended September 30, 2018, 30,486 shares of common stock were issued under the ESPP.

14. Income Taxes

There is no provision for income taxes for the three and nine months ended September 30, 2018 as the Company has incurred operating losses since inception. Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings. As a result, for the three and nine months ended September 30, 2017 the Company recorded an income tax benefit $85,000 and $0.2 million, respectively in the consolidated statement of operations.

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

As of September 30, 2018, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with the net operating loss and credit carryforwards.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act, or the Act. The Act amends the Internal Revenue Code of 1986, as amended, or the Code, to reduce tax rates and modify policies, credits and deductions for individuals and businesses. For businesses, the Act reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction became effective on January 1, 2018.

Due to the uncertainties which currently exist in the interpretation of the provisions of the Act regarding Code Section 162(m), the Company has not evaluated all of the potential impacts of the Act, as amended on its consolidated financial statements.

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

Overview

We are a clinical-stage biopharmaceutical company focused on bringing innovations in biotechnology to the discovery, development and commercialization of first-in-class, targeted, topical products in medical dermatology and aesthetics. Our objective is to develop our multi-asset pipeline of topical therapies that enhance the health, appearance and quality of life of dermatology patients. We are advancing multiple product candidates derived from our Topical by Design™ platform, all of which are designed to be suitable for chronic administration in patients with inflammatory skin diseases and other dermatologic conditions. Our lead candidate from this platform, SNA-120, is a first-in-class inhibitor of tropomyosin receptor kinase A, or TrkA, in Phase 2b clinical development for the treatment of pruritus, or itch, associated with psoriasis, as well as for psoriasis itself. Our second Topical by DesignTM product candidate, SNA-125, is a dual JAK3/TrkA inhibitor being developed for the treatment of atopic dermatitis, psoriasis and pruritus. On August 27, 2018, we announced results from a small first-in-human study of SNA-125 in psoriasis and our intent to progress SNA-125 to Phase 2. Additionally, we have advanced SNA-001, a silver particle treatment derived from our Topical Photoparticle Therapy™ platform, into pivotal clinical trials for both the reduction of unwanted light-pigmented hair and acne vulgaris. On July 30, 2018, we announced top-line data from two pivotal acne trials with SNA-001 in conjunction with 1064 nm and 810 nm lasers, noting that SNA-001 did not show statistical significance on the primary and secondary endpoints. We believe our management team is well-positioned to execute on our objectives, having served in clinical and commercial leadership roles at several marquee dermatology, aesthetics and biotechnology companies, including Kythera, Allergan, Medicis and Amgen.

Since our inception in 2010, we have invested a significant portion of our efforts and financial resources in research and development activities and the acquisition of Creabilis plc, or Creabilis, in December 2016. We have not generated any revenue from product sales and, to date, have funded our operations primarily through private and public equity issuances and debt offerings and more recently through term loans. At September 30, 2018, we had cash and cash equivalents of $64.0 million. In August 2017, we completed our initial public offering, or IPO, of our common stock pursuant to which we issued 4,983,333 shares of our common stock at a price to the public of $15.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 650,000 additional shares. Our net proceeds, after deducting underwriting discounts, commissions and offering related transaction costs, were $66.4 million. On June 29, 2018, we entered into a loan and security agreement with Silicon Valley Bank, pursuant to which Silicon Valley Bank agreed to make available to us term loans with an aggregate principal amount of up to $40.0 million pursuant to which we have drawn $30.0 million. On August 3, 2018, we entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”), pursuant to which we may sell from time to time, at our option, up to $75.0 million of our common stock through an “at-the-market” equity offering program under which Cowen will act as sales agent (the “ATM Offering Program”).

We have incurred net losses in each year since inception, including net losses of $16.8 million and $54.1 million for the three and nine months ended September 30, 2018, and $16.4 million and $39.4 million and for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $140.0 million. We expect to continue to incur losses for the foreseeable future and expect to incur increased expenses as we advance our product candidates through clinical trials and regulatory submissions. We do not expect to generate revenue from product sales unless, and until, we obtain regulatory approval or clearance from the U.S. Food and Drug Administration, or FDA, for our product candidates. If we obtain regulatory approval or clearance for our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, we expect that our expenses will increase substantially as we continue nonclinical studies and clinical trials for, and research and development of, our product candidates and maintain, expand and protect our intellectual property portfolio. As a result, we will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through equity or debt financings or other sources, such as potential collaboration agreements. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, consolidated results of operations and financial condition.

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

Through our acquisition of Creabilis and the Topical by DesignTM platform and related product candidates, SNA-120 and SNA-125, we will be required to make contingent payments in cash and stock upon the achievement of certain development, approval and sales milestones. In October 2017, we commenced our additional Phase 2b clinical trial for SNA-120, triggering our first contingent milestone payment of $5.0 million, less certain offsets totaling approximately $0.3 million, which we satisfied by issuing an aggregate of 201,268 shares of common stock in December 2017 to the former Creabilis shareholders. Upon the achievement of certain specified development and approval milestones for SNA-120 and SNA-125, we are obligated to pay the former Creabilis shareholders up to an additional $53.0 million, which consists of an aggregate of $25.0 million in cash and $28.0 million in shares of our common stock. In addition, upon the achievement of certain annual net sales milestone thresholds for qualifying products, including SNA-120 and SNA-125, we are required to pay the former Creabilis shareholders up to an aggregate of $80.0 million in cash as well as one-time royalties of less than 1% on net sales of qualified products that exceed these net sales thresholds in the year such threshold is achieved. See “—Critical Accounting Policies and Use of Estimates—Creabilis Acquisition” below.

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

Clinical Trial Accruals

As part of the process of preparing our consolidated financial statements, we are required to estimate expenses resulting from our obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate trial expenses in our consolidated financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, we adjust the rate of clinical expense recognition if actual results differ from our estimates. We make estimates of accrued expenses as of each balance sheet date in our consolidated financial statements based on the facts and circumstances known at that time. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. Through September 30, 2018, there have been no material adjustments to our prior period estimates of accrued expenses for clinical trials. Our clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations and other third-party vendors.

In-Process Research and Development and Goodwill

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date (which is regarded as their cost). Intangible assets related to in-process research and development, or IPR&D, are treated as indefinite lived intangible assets and not amortized until completion of the associated research and development efforts, typically upon regulatory approval. At that time, we will determine the useful life of the asset and begin amortization. Intangible assets are reviewed for impairment at least annually, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and upon establishment of technological feasibility or regulatory approval. There were no impairments of intangible assets during the nine months ended September 30, 2018 or the year ended December 31, 2017.

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

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination. We evaluate goodwill for impairment annually and upon the occurrence of triggering events or substantive changes in circumstances that could indicate a potential impairment. An impairment loss is recognized when the fair value of the reporting unit to which the goodwill relates is below its carrying value for the difference between the fair value and its carrying amounts. There was no impairment of goodwill during the nine months ended September 30, 2018 or the year ended December 31, 2017.

Success Payments

We have certain payment obligations related to the Success Payment Agreement that we entered into with certain of our existing stockholders in October 2015. These success payments are based on certain specified threshold per share values of our common stock measured at specific times through October 2020. Success payments are payable in cash or, in our sole discretion, common stock, and will be owed, if ever, in the event that the value of our common stock meets or exceeds certain specified share price thresholds on any of the following dates during the success payment period: (1) any date after October 30, 2017, the 90th day after we completed our IPO; (2) the date on which we sell, lease, transfer or exclusively license all or substantially all of our assets to another company; and (3) the date on which we merge or consolidate with or into another entity (other than a merger in which our pre-merger stockholders own a majority of the shares of the surviving entity). In the case of our IPO, success payments would be triggered when the per share value of our common stock, as determined based on the average trading price of a share of our common stock over the consecutive 90-day period preceding the date the success payment is triggered, meets or exceeds specified per share thresholds. In the case of an asset sale, license or sale of the company, success payments are triggered when the per share value of our common stock, as determined based on the consideration paid in the transaction for each share of our stock, meets or exceeds specified per share thresholds. Each per share threshold is associated with a success payment, ascending from $10.0 million at $53.71 per share to $35.0 million at $71.61 per share to $60.0 million at $107.42 per share, subject to adjustment for any stock dividend, stock split, combination of shares, or other similar events. Any previous success payments made to stockholders pursuant to the Success Payment Agreement are credited against the success payment owed as of any future valuation date. The first payout is $10.0 million, the second payout is $35.0 million (inclusive of the first $10.0 million success payment, if previously paid) and the third payout is $60.0 million (inclusive of any previous success payments, if made). The success payments paid to such stockholders will not exceed, in aggregate, $60.0 million. Upon their issuance, the success payments did not require any future service to be provided by the recipients and as such, the success payments were accounted for under accounting guidance for derivatives and hedging. Accordingly, we recorded an initial liability at fair value and will remeasure the liability each reporting period, with changes being recognized in the consolidated statement of operations in other income and expense. The fair value of the success payments liability was estimated based on a third-party valuation using a model which simulates the future movement of stock prices based on several key variables. The following variables were incorporated in the estimated fair value of the success payment liability: estimated term of the success payments, fair value of our common stock, expected volatility, and risk-free interest rate. The computation of expected volatility was estimated using a combination of available information about the historical volatility of stocks of similar publicly-traded companies, blended with historical volatility of our own stock price for a period matching the expected term assumption. Due to the remeasurement of the liability, we recorded other income of $0.2 million and $2.6 million during the three and nine months ended September 30, 2018, respectively, and other expense of $2.5 million and $4.5 million, during the three and nine months ended September 30, 2017, respectively.

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

We calculate the fair value measurement of stock options using the Black-Scholes valuation model. In determining the fair value of stock options granted, the following weighted average assumptions were used in the Black-Scholes option-pricing model for awards granted for the nine months ended September 30, 2018 and the year ended December 31, 2017.

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Expected stock price volatility	65.40–74.21%	59.13–64.09%
Expected dividend yield	—%	—%
Expected term (in years)	5.0–6.1	5.3–10.0
Risk-free interest rate	2.55–2.96%	1.77–2.60%

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

We recorded noncash stock-based compensation expense for employee and nonemployee stock option grants and the ESPP for the three and nine months ended September 30, 2018 and 2017, as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Research and development	$368	$201	$1,099	$279
General and administrative	1,127	540	2,292	776

	$1,495	$741	$3,391	$1,055

As of September 30, 2018, there was $15.0 million of unrecognized compensation expense related to unvested employee stock award agreements, which is expected to be recognized over a weighted-average period of approximately 3.39 years. For stock option awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award.

Prior to its termination in connection with the effectiveness of our 2017 Plan, our 2010 Equity Incentive Plan allowed us to grant to employees the right to exercise stock options in exchange for cash before the requisite services are provided (e.g., before the award is vested under its original terms); however, such arrangements permit us to subsequently repurchase such shares at the exercise price if the employee ceases to be a service provider. Such an exercise is not substantive for accounting purposes. Therefore, the payment received for the exercise price is recognized as an early exercise liability in the consolidated balance sheets and will be transferred to common stock and additional paid in capital as such shares vest. As of September 30, 2018 and December 31, 2017, 0.4 million and 0.5 million unvested shares were issued and outstanding, respectively. In connection with these unvested shares, we recorded an early exercise liability as of September 30, 2018 and December 31, 2017 of $0.3 million and $0.5 million, respectively, of which $0.2 million and $0.2 million is included in other current liabilities and $0.1 million and $0.3 million is included in other non-current liabilities in the condensed consolidated balance sheets at September 30, 2018 and December 31, 2017, respectively. These shares are excluded from basic net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature.

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

The agreement to pay the future milestones and potential one-time royalties resulted in the recognition of contingent consideration, which was recognized at the inception of the transaction. Other than these payments, subsequent changes to the estimated amounts of contingent consideration to be paid are recognized in the condensed consolidated statement of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, which are based on expected product sales, probabilities around the achievement of certain development, approval and sales milestones and other assumptions. Based on these assumptions, the fair value of the contingent consideration was determined to be $24.5 million as of September 30, 2018 and $22.9 million at December 31, 2017. The fair value of the contingent consideration was determined by a third-party valuation firm by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate commensurate with our cost of capital and expectation of the revenue growth for products based on their life cycle stage.

As a result of the acquisition of Creabilis, we recorded a deferred tax liability of $9.4 million for the non-deductible in-process research and development intangible assets acquired on the date of the acquisition. The deferred tax liability is a foreign denominated liability subject to translation at each balance sheet date and had a carrying value of $10.6 million and $11.0 million at September 30, 2018 and December 31, 2017, respectively. The change in carrying value during the nine months ended September 30, 2018 was related to $0.4 million of translation adjustments. The recording of the deferred tax liability resulted in goodwill in the amount of $9.8 million on the date of acquisition. Goodwill is also foreign denominated and subject to translation at each balance sheet date and had a carrying value of $11.1 million and $11.5 million at September 30, 2018 and December 31, 2017, respectively. The change in carrying value during the nine months ended September 30, 2018 was due to translation adjustments of $0.4 million. The net impact of all translation adjustments is included in other comprehensive income (loss). Goodwill will not be amortized but will be tested at least annually for impairment. No impairment has been recognized as of September 30, 2018 or December 31, 2017.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table sets forth our results of operations for the periods indicated:

	(unaudited) Three Months Ended September 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$12,146	$9,398	$2,748	29%
General and administrative	4,438	4,924	(486)	(10)

Total operating expenses	16,584	14,322	2,262	16

Loss from operations	(16,584)	(14,322)	(2,262)	16
Other income (expense), net	(210)	(2,154)	1,944	(90)

	(unaudited) Three Months Ended September 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Net loss before taxes	(16,794)	(16,476)	(318)	2
Income tax benefit	—	85	(85)	(100)

Net loss	$(16,794)	$(16,391)	$(403)	2%

Research and development expenses

Research and development expenses were $12.1 million for the three months ended September 30, 2018, compared to $9.4 million for the three months ended September 30, 2017. The increase of $2.7 million in research and development expenses is due to the increased costs for the initiation of clinical studies for SNA-120 of $2.4 million and SNA-125 of $0.8 million, and increased costs associated with an increase in personnel of $1.3 million, the additional increase of $0.4 million in manufacturing costs for SNA-125, offset by decreased costs associated with ongoing SNA-001 clinical studies of $1.1 million and decreased manufacturing costs for SNA-120 of $1.0 million.

General and administrative expenses

General and administrative expenses were $4.4 million for the three months ended September 30, 2018, compared to $4.9 million for the three months ended September 30, 2017. The decrease of $0.5 million related to a decrease of $1.8 million in expense recognized due to the change in the contingent consideration liability, as a result of the changes in the estimated timing of potential achievement of milestones and other changes in external market factors, a decrease in legal costs of $0.2 million, a decrease in consulting costs of $0.5 million, offset by an increase in personnel related costs of $0.9 million, an increase in marketing costs of $0.7 million, and an increase of $0.4 million in costs associated with being a public company, including increased audit fees, insurance costs and director fees.

Other income (expense), net

Other income (expense), net was a net expense of $0.2 million and $2.2 million for the three months ended September 30, 2018 and 2017, respectively. The other net expense for the three months ended September 30, 2018 was due to the interest expense related to the term loans of $0.7, offset by the interest earned on our cash balances of $0.3 million and income recognized due to the decrease in the fair value of the success payment liability of $0.2 million, as a result of the decrease in the closing price of our common stock and drawing closer to the termination date.

The other net expense of $2.2 million for the three months ended September 30, 2017 is primarily due to the increase in the fair value of the success payment liability of $2.5 million, as a result of the increase in the price of our common stock partially offset by interest earned on our cash balances.

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

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table sets forth our results of operations for the periods indicated:

	(unaudited) Nine Months Ended September 30,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$40,819	$21,020	$19,799	94%
General and administrative	15,910	13,562	2,348	17

Total operating expenses	56,729	34,582	22,147	64

Loss from operations	(56,729)	(34,582)	(22,147)	64
Other income (expense), net	2,593	(4,986)	7,579	(152)

Net loss before taxes	(54,136)	(39,568)	(14,568)	37
Income tax benefit	—	212	(212)	(100)

Net loss	$(54,136)	$(39,356)	$(14,780)	38%

Research and development expenses

Research and development expenses were $40.8 million for the nine months ended September 30, 2018, compared to $21.0 million for the nine months ended September 30, 2017. The increase of $19.8 million in research and development expenses is primarily due to increased costs for the initiation of clinical studies for SNA-120 of $11.4 million and SNA-125 of $3.0 million, an increase in costs associated with the increase in personnel of $3.6 million, increased manufacturing costs of $1.2 million mainly related to SNA-125, offset by a decrease in costs for ongoing SNA-001 clinical studies of $0.6 million. There was also an additional increase in expenses of $1.2 million related to early stage research activities.

General and administrative expenses

General and administrative expenses were $15.9 million for the nine months ended September 30, 2018, compared to $13.6 million for the nine months ended September 30, 2017. The increase of $2.3 million in general and administrative expenses is primarily due to the increased costs associated with an increase in personnel of $2.9 million, increased costs related to being a public company of $0.8 million, and increased marketing expenses of $1.5 million, offset by a decrease in expense recognized related to the change in the contingent consideration liability of $1.6 million, as a result of the changes in the estimated timing of potential achievement of milestones and other changes in external market factors, decreased consulting costs of $0.9 million and decreased legal costs of $0.6 million.

Other income (expense), net

Other income (expense), net was a net income of $2.6 million and a net expense of $5.0 million for the nine months ended September 30, 2018 and 2017, respectively. The other net income for the nine months ended September 30, 2018 was mainly due to the $2.6 million gain recognized on the decrease in success payment liability and interest earned on our cash balances.

The other net expense of $5.0 million for the nine months ended September 30, 2017 was primarily due to the $4.5 million expense recognized on the increase in success payment liability and $0.7 million of amortization of the debt discount relating to the Series B Bridge Notes, partially offset by interest earned on our cash balances.

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

Liquidity, Capital Resources and Requirements

We have incurred operating losses and have an accumulated deficit as a result of ongoing efforts to develop our product candidates, including conducting nonclinical and clinical trials and providing general and administrative support for these operations. We had an accumulated deficit of $140.0 million and $85.9 million as of September 30, 2018 and December 31, 2017, respectively. We had net losses of $16.8 million and $54.1 million for the three and nine months ended September 30, 2018, and $16.4 million and $39.4 million for the three and nine months ended September 30, 2017, respectively. We had net cash used in operating activities of $46.1 million and $26.9 million for the nine months ended September 30, 2018 and 2017, respectively. We anticipate that operating losses and net cash used in operating activities will increase over the next several years as we further develop SNA-120 and SNA-125, move into later and more costly stages of product development, develop new product candidates, hire personnel and prepare for regulatory submissions and the commercialization of our product candidates.

We have historically financed our operations primarily through private placements of preferred stock and debt securities and more recently through our IPO, term loans and proceeds from our ATM Offering Program, and will continue to be dependent upon equity and/or debt financing until we are able to generate positive cash flows from our operations.

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

On August 3, 2018, we entered into a Sales Agreement with Cowen, pursuant to which we may sell from time to time, at our option, up to $75.0 million of our common stock through an ATM Offering Program. On August 3, 2018, we also filed a Registration Statement on Form S-3 (the “Shelf Registration Statement”), covering the offering up to $250.0 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $75.0 million of our common stock from time to time through the ATM Offering Program. The Registration Statement became effective on August 14, 2018. The shares to be sold under the Sales Agreement, may be issued and sold pursuant to the Shelf Registration Statement. During the three months ended September 30, 2018, we issued 340,307 shares of our common stock through the ATM Offering Program and received net proceeds of approximately $5.0 million, after deducting commissions of $0.2 million and other offering expenses of $0.4 million.

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

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•

the scope, progress, results and costs of researching and developing our lead product candidates or any future product candidates, and conducting nonclinical studies and clinical trials, in particular our potential Phase 3 pivotal clinical trials of SNA-120, and our potential Phase 2 clinical trials of SNA-125;

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

•	the timing, receipt and amount of sales of any future approved or cleared products, if any.

Cash Flows Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table sets forth our cash flows for periods indicated:

	(unaudited) (in thousands) Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in)
Operating activities	$(46,094)	$(26,931)
Investing activities	(33)	(162)
Financing activities	35,667	106,778
Effect of exchange rate changes on cash	(32)	(103)

Net (decrease)/increase in cash, cash equivalents and restricted cash	$(10,492)	$79,582

Net Cash Used in Operating Activities

During the nine months ended September 30, 2018, net cash used in operating activities was $46.1 million and consisted primarily of a net loss of $54.1 million and a decrease in the fair value of the success payment liability of $2.6 million, offset by the increase in the fair value of the contingent consideration of $1.6 million, and the non-cash stock-based compensation expense of $3.4 million. In addition, there was a $5.3 million favorable change in accounts payable and other accrued liabilities due to our overall growth and increased research and development spending.

During the nine months ended September 30, 2017, net cash used in operating activities was $26.9 million and consisted primarily of a net loss of $39.4 million, offset by the increase in fair value of both the success payment liability and the contingent consideration of $4.5 million and $3.2 million, respectively, the amortization of the debt discount of $0.7 million associated with the Series B Bridge Notes, and the non-cash stock-compensation expense of $1.1 million. In addition, there was an increase in prepaid expenses and other current assets of $0.7 million primarily relating to the prepayment of insurance. This was offset by the $3.5 million favorable change in accounts payable and other accrued liabilities due to our overall growth and increased research and development spending.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2018 and 2017, net cash used in investing activities was $33,000 and $0.2 million, respectively, and represented purchases of property and equipment.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2018, net cash provided by financing activities was $35.7 million primarily from the $30.0 million received from the SVB Loan Agreement offset by debt issuance costs of $0.1 million. There was an additional $5.6 million received from our ATM Offering Program offset by commissions and other offering costs of $0.6 million.

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

Interest Rate Risk

As of September 30, 2018, the outstanding principal amount of the term loans under the SVB Loan Agreement was $30.0 million. The interest payments under our term loans may be subject to interest rate risk and our interest expense could increase if market interest rates increase. The interest on the term loans accrue at a per annum rate of the greater of (i) the Wall Street Journal prime rate plus 2.50% and (ii) 7.25%. Accordingly, increases in these published rates would increase our interest payments under the term loans. The rate at September 30, 2018 was 7.75%. A hypothetical 1% change in interest rates would increase expense by approximately $0.2 million annually and would not have a material impact on our results of operations.

Cash, Cash Equivalents and Restricted Cash

As of September 30, 2018 and December 31, 2017, we had cash and cash equivalents of $64.0 million and $74.5 million, respectively and restricted cash of $0.2 million as of both periods, which consisted of bank deposits and cash invested in U.S. Treasury money market funds. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 1% change in interest rates during any of the periods presented would not have a material impact on our consolidated financial statements, and we do not expect interest rate fluctuations to have a material impact on our results of operations.

Foreign Currency Exchange Risk

The majority of our transactions occur in U.S. dollars. Our foreign subsidiaries operate with the euro and British pound as its functional currencies. The fluctuation in the value of the U.S. dollar against the euro and pound affect the reported amounts of expenses, assets and liabilities. As we expand our international operations, our exposure to exchange rate fluctuations will increase. Our balance sheet as of September 30, 2018 includes cash balances of $0.6 million denominated in euros. At December 31, 2017 we had cash balances of $0.7 million and $0.2 million denominated in euros and pounds, respectively. We carry out some of our clinical development and supportive activities in foreign countries and payments may be due in foreign currencies. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the three and nine months ended September 30, 2018. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2018, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

European Opposition Proceeding

On July 22, 2016, we filed a notice of opposition with the European Patent Office, or EPO, against European patent EP2343047, which patent names Rice University as applicant. On May 18, 2017, Rice University filed a response to the opposition. On December 21, 2017, we filed a response to Rice University’s May 18, 2017 submission. On February 2, 2018 Rice University filed a response to our December 21, 2017 submission. On February 28, 2018 the EPO heard oral arguments in this matter and rendered a decision restricting the claims of the Rice University patent. On April 10, 2018, the EPO issued its written decision with the reasons for the decision made at the oral proceedings on February 28, 2018. On June 19, 2018, Rice University filed an appeal of the EPO decision and we filed a cross appeal. On August 20, 2018, the parties filed their respective statements of appeal.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have no products approved or cleared for commercial sale and have not generated any revenue from product sales and have incurred losses in each year since our inception in July 2010. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net losses were approximately $16.8 million and $54.1 million for the three and nine months ended September 30, 2018, and $16.4 million and $39.4 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $140.0 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities and the acquisition of Creabilis plc, or Creabilis. Nonclinical studies and clinical trials for our product candidates will require substantial funds to complete. As of September 30, 2018, we had capital resources consisting of cash and cash equivalents of $64.0 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the nonclinical and clinical development of our lead product candidates, SNA-120 and SNA-125, as well as our ongoing pivotal trials for SNA-001, and the development of any other product candidates we may choose to pursue. These expenditures will include costs associated with conducting nonclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any nonclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our lead product candidates and any future product candidates. In addition, we are obligated to make certain milestone payments to former Creabilis shareholders upon the achievement of predetermined milestones, as well as success payments to certain of our existing stockholders if the market price of our common stock meets or exceeds certain specified share price thresholds. These payments, to the extent triggered and payable in cash, will also have an effect on our liquidity and capital needs. To the extent these success payment obligations are satisfied in shares of our common stock, holders of our common stock would be diluted.

We believe our existing cash will allow us to fund our operating plan for at least the next twelve months. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. Our ability to obtain debt financing may be limited by covenants we have made under our loan and security agreement with Silicon Valley Bank and our pledge to Silicon Valley Bank of substantially all of our assets, other than our intellectual property, as collateral. The negative pledge in favor of Silicon Valley Bank with respect to our intellectual property under the loan and security agreement could further limit our ability to obtain additional debt financing. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

•	the cost of manufacturing our lead product candidates or any future product candidates and any products we successfully commercialize, including costs associated with building out our supply chain;

•	the cost of commercialization activities if our lead product candidates or any future product candidates are approved or cleared for sale, including marketing, sales and distribution costs;

•	the cost of building a sales force in anticipation of product commercialization;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of any such agreements that we may enter into;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	the costs associated with maintaining subsidiaries in foreign jurisdictions;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and

•	the timing, receipt and amount of sales of any future approved or cleared products, if any.

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

Our success payment obligations to certain of our stockholders are recorded as a liability on our balance sheet. Under generally accepted accounting principles in the United States, or GAAP, we are required to remeasure the fair value of this liability as of each quarter end. Factors that may lead to increases or decreases in the estimated fair value of this liability include, among others, changes in the value of our common stock, changes in the volatility of our common stock, changes in the applicable term of the success payments and changes in the risk-free interest rate. As a result, our operating results and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and from year to year and may reduce the usefulness of our GAAP financial statements. As of September 30, 2018 and December 31, 2017, the estimated fair value of the liability associated with the success payments was $0.7 million and $3.3 million, respectively.

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

Our portfolio includes our lead product candidates: SNA-120, a topical tropomyosin receptor kinase A, or TrkA, inhibitor in clinical development for the treatment of pruritus associated with psoriasis as well as the underlying psoriasis; SNA-125, a topical Janus kinase 3 (JAK3)/TrkA inhibitor in clinical trials for the treatment of atopic dermatitis, psoriasis and pruritus; and SNA-001, a topical suspension of silver particles in pivotal trials for the reduction of unwanted light-pigmented hair. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval or clearance and commercialization of our product candidates. In the future, we may also become dependent on other product candidates that we may develop or acquire. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

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

If cleared for light-pigmented hair removal or reduction, we anticipate that SNA-001 would compete with hair reduction procedures using laser or intense pulsed light, which are available in dermatologist offices, medical spas and laser treatment centers, as well as against products designed for at-home use by the patient.

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

As of September 30, 2018, we had 58 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our lead product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the market for aesthetic medical procedures may be particularly vulnerable to unfavorable economic conditions. In particular, we do not currently plan to pursue coverage and reimbursement for procedures using SNA-001, if cleared, and, as a result, demand for this product will be tied to discretionary spending levels of our targeted patient population. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital and credit markets. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for our lead product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

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

The market for biopharmaceuticals and dermatological treatments is highly competitive and subject to rapid technological change. Our success depends, in part, upon our ability to maintain a competitive position in the development and protection of technologies and products for use in these fields and upon our ability to obtain, maintain and enforce our intellectual property rights in connection therewith. We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that misappropriate our technology and/or infringe our intellectual property to unfairly and illegally compete with our products. If we are unable to protect our intellectual property and proprietary rights, our competitive position and our business could be harmed, as third parties may be able to make, use, or sell products that are substantially the same as ours without incurring the sizeable development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market. With respect to our Topical Photopartical TherapyTM technology, under our exclusive supply and license agreement with nanoComposix, we are solely responsible for the prosecution of the licensed patent rights throughout the world, at our expense, and we have the first right to enforce within our licensed field and defend the licensed patent rights throughout the world, at our expense.

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

If our pivotal trials for SNA-001 are successful, we expect to pursue FDA clearance of SNA-001 for the reduction of light-pigmented hair under the FDA’s 510(k) premarket notification process. Before we can market SNA-001 for these indications in the United States, we are required to obtain clearance from the FDA under Section 510(k) of the FDCA. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. Under certain conditions, a medical device is required to be received under pre-market approval, or PMA, application from the FDA. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on extensive data, including, but not limited to, technical, nonclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. However, some devices are automatically subject to the PMA pathway regardless of the level of risk they pose because they have not previously been classified into a lower risk class by the FDA. Manufacturers of these devices may request that FDA review such devices in accordance with the de novo classification procedure, which allows a manufacturer whose novel device would otherwise require the submission and approval of a PMA prior to marketing to request down-classification of the device on the basis that the device presents low or moderate risk. If the FDA agrees with the down classification based on a de novo submission, the FDA will authorize the device for marketing. This device type can then be used as a predicate device for future 510(k) submissions. The process of obtaining regulatory clearances or approvals, or completing the de novo classification process, to market a medical device can be costly and time consuming, and we may not be able to successfully obtain pre-market reviews on a timely basis, if at all.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes include the Budget Control Act of 2011, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year and will remain in effect through 2027, and the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products.

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

We are an “emerging growth company” and a “smaller reporting company” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, our common stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We also qualify as a “smaller reporting company,” as defined in the Exchange Act. As a smaller reporting company and so long as we remain a smaller reporting company, we benefit from similar exemptions and exclusions as an emerging growth company, including: (1) scaled executive compensation disclosures; and (2) the requirement to provide only two years of audited financial statements, instead of three years. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company and/or smaller reporting company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following August 1, 2022, the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We will remain a smaller reporting company until (1) the market value of our common stock held by non-affiliates is greater than $250.0 million as of the prior June 30th and our annual revenue exceeds $100 million, or (2) the market value of our common stock held by non-affiliates is greater than $700.0 million, regardless of our annual revenue.

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

Based on the number of shares outstanding as of September 30, 2018, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 50.8% of our voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2018, we had outstanding a total of approximately 21.1 million shares of common stock, of which 5.5 million shares are held by current directors, executive officers and their respective affiliates and may be subject to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. In addition, as of September 30, 2018, approximately 3.7 million shares of our common stock that are either subject to outstanding stock awards or reserved for future issuance under our employee benefit plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of approximately 4.6 million shares of our common stock, or approximately 22.0% of our total outstanding common stock as of September 30, 2018 will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

On November 5, 2018, Michael Attar was appointed as our Head of Corporate Development. Mr. Attar joins Sienna from Celgene where he previously managed business development. On November 2, 2018, Todd Harris, Ph.D., our Head of Corporate Development and one of our directors, notified us of his resignation as Head of Corporate Development effective November 5, 2018. Dr. Harris will continue to serve as a member of our Board of Directors. On November 5, 2018, we entered into a Separation and General Release Agreement (the “Separation Agreement”) with Dr. Harris whereby he ceased employment effective immediately and, in exchange for a general release of claims in favor of the Company, we will provide continued healthcare coverage premiums until the earlier of May 5, 2019 or the date Dr. Harris becomes eligible for healthcare coverage from another employer. The foregoing summary of the material terms of the Separation Agreement is qualified in its entirety by the full Separation Agreement which will be filed as an exhibit to our Annual Report on Form 10-K for the year ending December 31, 2018 and is incorporated by reference herein.

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

Sienna Biopharmaceuticals, Inc.

Date: November 8, 2018	By:	/s/ John W. Smither
John W. Smither Chief Financial Officer (Principal Financial Officer)