Form 10-K
period 2018-12-31
Sienna Biopharmaceuticals, Inc.
filed 2019-03-14
CIK 1656328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-38155

Sienna Biopharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-3364627
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

30699 Russell Ranch Road, Suite 140 Westlake Village, California	91362
(Address of Principal Executive Offices)	(Zip Code)

(818) 629-2256

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	The Nasdaq Global Select Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

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

As of March 8, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 30,375,820.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the registrant’s 2019 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the registrant’s 2018 fiscal year and are incorporated by reference in Part III.

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

Overview

We are a clinical-stage biopharmaceutical company focused on bringing unconventional scientific innovations to patients whose lives remain burdened by their disease. We draw upon our deep knowledge and experience in drug development across multiple therapeutic areas as we build a unique, diversified, multi-asset portfolio of therapies in inflammation and immunology that target select pathways in specific tissues, with our initial focus on one of the most important ‘immune’ tissues, the skin. Utilizing our novel technology platform, we apply a scientific design process to create potent targeted pharmacologically active molecules that are directed toward a specific target tissue and a select disease pathway, and with minimal to no systemic exposure. Our lead candidate from this platform, SNA-120 (pegcantratinib), is a first-in-class inhibitor of Tropomyosin receptor kinase A (TrkA) for which we intend to initiate two Phase 3 pivotal clinical trials for the treatment of psoriasis, as well as the associated pruritus (itch), subject to securing sufficient capital to complete both trials. Our second product candidate, SNA-125, is a dual Janus kinase 3 (JAK3)/TrkA inhibitor for which we intend to initiate Phase 2 clinical trials for the treatment of atopic dermatitis, psoriasis and the associated pruritus, subject to securing sufficient capital. Additionally, SNA-001, a silver photoparticle technology derived from our Topical Photoparticle Therapy™ platform to be used in conjunction with commonly used commercial lasers, recently completed the last of six pivotal clinical trials for the reduction of unwanted light-pigmented hair and for the treatment of acne. We are seeking a strategic partner to maximize the value of SNA-001. We believe our management team is well-positioned to execute on our objectives, having served in clinical, commercial and other leadership roles at several marquee biotechnology and pharmaceutical companies, including Kythera, Amgen, Allergan, Medicis, and Celgene.

There is a significant opportunity to address the historical lack of innovation for treating inflammatory skin disorders in a targeted fashion without systemic exposure. Recent advances in biotechnology have enabled the development of novel, biologic drugs which act on specific molecular targets and pathways, and have been utilized to address inflammatory disorders. However, despite having shown impressive efficacy, use of these drugs has been limited to patients with more severe forms of disease due to the potentially significant side effects associated with systemic administration and their relatively high cost. Accordingly, the 80-90% of patients with inflammatory skin disease who present with mild-to-moderate disease severity or more localized disease have not benefitted from these advances. Today, such patients typically resort to non-specific, topical therapies such as corticosteroids and emollients, which are either marginally effective or unsuitable for chronic administration due to their side effects. We are initially focused on filling this innovation gap in inflammatory diseases of the skin by developing targeted products with minimal to no systemic exposure that are suitable for chronic administration.

Through our novel proprietary technology platform we develop targeted treatments for inflammatory skin diseases and other inflammatory conditions by creating new chemical entities (NCEs) based on small molecules with well understood mechanisms of action. Using this technology, we site-selectively direct the conjugation of small polyethylene glycol (PEG) polymers to selected pharmacologically active compounds. This modification alters the pharmacological activity of the active compound to refine its target selectivity while also changing its physicochemical profile. The resulting NCEs are designed to permeate the skin or other targeted surfaces, such as the gastrointestinal (GI) tract, the eye or the lung, for highly localized drug concentration against the selected targets or pathway, while minimizing systemic exposure. By utilizing this targeted approach, we create therapies that are specifically designed to be highly effective and suitable for chronic administration. Our lead product candidates from our technology platform are:

•

SNA-120 (pegcantratinib), a first-in-class TrkA inhibitor for the topical treatment of psoriasis, as well as the associated pruritus. TrkA is the high-affinity receptor for nerve growth factor (NGF). Targeting this NGF-TrkA pathway is a novel mechanism of action that enables SNA-120 to impact key components of psoriasis, including neurogenic inflammation, keratinocyte hyperproliferation and pruritus. A Phase 2b clinical trial was completed for SNA-120 that demonstrated statistically significant improvements in psoriasis disease severity, as measured by the modified Psoriasis Area and Severity Index (mPASI), as well as the associated pruritus, as measured by the Visual Analog Scale (VAS), in a subset of the full study population reporting at least moderate pruritus at baseline. The effect on psoriasis, as measured by the Investigator’s Global Assessment (IGA), was not statistically significant. We conducted a second Phase 2b clinical trial in order to expand our understanding of SNA-120 in psoriasis and the associated pruritus and provide additional endpoint evaluation and validation. In December 2018, we reported top-line results from this second Phase 2b clinical trial. In this trial, subjects treated with SNA-120 (0.05%) achieved statistical significance, compared to vehicle, on important pre-specified endpoints of psoriasis disease severity, including the proportion of subjects achieving a 2-grade improvement from baseline and 0 (clear) or 1 (almost clear) on the IGA (IGA 2-grade composite), which has been the Phase 3 primary endpoint for recent topical psoriasis drugs approved by the U.S. Food and Drug Administration (FDA). Subjects treated with SNA-120 (0.05%) also experienced a meaningful reduction in pruritus (approximately 57% from baseline), although the result did not reach statistical significance against vehicle. SNA-120 has been administered to more than 500 subjects for up to 12 weeks and has been well tolerated across all trials, with minimal to no demonstrated systemic bioavailability. Following an End-of-Phase 2 (EOP2) meeting with the FDA scheduled for April 2019, we intend to initiate two Phase 3 pivotal clinical trials, subject to securing sufficient capital to complete both trials, in the second half of 2019.

•

SNA-125, a topical JAK3/TrkA inhibitor with the potential to treat various inflammatory conditions, including atopic dermatitis, psoriasis and the associated pruritus. Nonclinical studies have demonstrated anti-inflammatory activity in several animal models. In August 2018, we reported results from a first-in-human, exploratory study of SNA-125 with a prototype gel formulation in 15 subjects with psoriasis, using a microplaque model. In this study treating a limited area for a short duration, SNA-125 was well tolerated and showed no safety signals. SNA-125 applied once daily for 10 days did not reduce the inflammatory skin infiltrate thickness from baseline. However, histological and biomarker analyses showed a modest, statistically significant reduction with SNA-125 (0.2%) in epidermal thickness (approximately 17% from baseline), as well as modulation of certain psoriasis-relevant biomarkers and gene expression profiles. In December 2018, we reported results from another exploratory study of SNA-125 treating a limited area for a short duration with a prototype gel formulation in 30 subjects with atopic dermatitis, using a target lesion model. SNA-125 was well tolerated in this study as well and showed no safety signals. Similar, small reductions in clinical scores of target lesions were observed for both SNA-125 and vehicle following once-daily application for 14 days. However, certain histological and biomarker changes indicated a modest drug effect with SNA-125. We intend to initiate a Phase 2 study with a more optimal cream formulation of SNA-125 first in atopic dermatitis, subject to securing sufficient capital to complete the trial.

Our second technology platform, Topical Photoparticle TherapyTM, utilizes silver particles applied to the skin to direct the light from commercially available lasers to the hair follicle or sebaceous gland to cause selective photothermolysis, a method of using light energy to produce heat in a specific tissue and facilitate local tissue injury. SNA-001, our lead product candidate from this platform, is a topical suspension of silver particles under development as a pre-treatment to be used in conjunction with commercial lasers for the reduction of unwanted light-pigmented hair, including white, gray, blonde, light red and light brown hair, and for the treatment of acne. In the case of light or mixed pigmented hair, which cannot be removed adequately with lasers alone, SNA-001 targets the hair follicle. In the case of acne, SNA-001 targets one of the key structures implicated in the pathogenesis of acne, the sebaceous gland. In February 2019, we reported top-line results from three pivotal clinical trials for the reduction of light-pigmented hair and from the third and final pivotal clinical trial in acne. The data showed SNA-001 met the primary endpoint of non-inferiority in hair reduction. In additional analyses, SNA-001 in conjunction with an 810 nm Diode laser was statistically superior compared to vehicle+Laser, demonstrating up to a 32 percent reduction of light hair from baseline. SNA-001 in conjunction with a 1064 Nd:YAG and 755 nm Alexandrite laser for the reduction of light hair also showed a significant reduction from baseline. These results, however, were less differentiated from the vehicle+Laser group compared to the 810 nm Diode laser study results. The third and final pivotal trial of SNA-001 in acne demonstrated SNA-001 was non-inferior to laser therapy. In all of these trials, SNA-001 was well tolerated, with no unexpected, treatment-related adverse events (AEs) observed. These results provide a potential path to regulatory clearance for SNA-001, and we are seeking a strategic partner to maximize its value.

Prescription medical dermatology products represented an approximately $38 billion global market in 2017, which is projected to grow by more than 6% annually through 2028. Prescription drugs indicated for the treatment of psoriasis and atopic dermatitis represented an approximately $15 billion global market in 2016, with the psoriasis market forecast to grow by more than 9% annually through 2022 and the market for atopic dermatitis expected to grow by approximately 90% by 2025. Demand for treatments of dermatologic conditions is driven, in part, by the highly visible nature of skin disease and distressing symptoms the patient experiences, such as itch, burning or pain, all of which negatively impact quality of life. As new products are developed to address these unmet needs, we believe patients, physicians and payors will prefer the use of effective targeted treatments with minimal to no systemic exposure that are suitable for chronic use in the broader patient population. We design and develop our products with these criteria in mind, and believe they will play an important role in the treatment of various underserved skin conditions in the future.

The global market for non-surgical aesthetic procedures was estimated at approximately $17 billion in 2016, and is characterized by the significant willingness of patients to pay out of pocket for aesthetic improvements. Our Topical Photoparticle TherapyTM platform targets an aesthetic market opportunity in the reduction of unwanted light-pigmented hair in particular, and we believe our Topical Photoparticle TherapyTM product candidate SNA-001, if cleared, will play an important role in the market for non-surgical aesthetic procedures.

We have chosen to initially focus our development efforts on inflammatory skin disorders. In comparison to many other segments of the biopharmaceutical industry, we believe that product development and commercialization in medical dermatology can be relatively efficient in terms of time and cost. In many cases, clinical studies to evaluate efficacy and safety are conducted using well established endpoints and regulatory pathways that allow for comparatively modest sample sizes and shorter durations of therapy. Additionally, the prescribing base of dermatologists in the United States is relatively concentrated compared to other medical specialties. We believe a targeted, specialty sales and marketing organization focused on dermatologists will allow us to directly address these physicians and capture market share for our product candidates in North America. To realize the full commercial potential of our product candidates in certain geographic markets and sales channels, we will evaluate alternate commercialization strategies, including licensing and co-commercialization agreements with third parties. We believe that these industry dynamics provide an attractive backdrop to establish ourselves as a leader in product development and commercialization.

We have assembled a management team with extensive experience in product development, commercialization and other leadership roles at several leading biotechnology and pharmaceutical companies, including Kythera, Amgen, Allergan, Medicis and Celgene. In these roles, members of our senior management team were integrally involved in securing regulatory approval from the FDA for multiple new dermatology and aesthetic products, and establishing several leading global brands, including Botox, Juvederm, Kybella, Latisse, Dysport, Restylane, and Solodyn. We believe this collective experience and achievement provides us with significant and differentiated insight into scientific, regulatory and commercial aspects of drug development that can influence our overall success, as well as a broad network of relationships with leaders within the industry and medical community.

Our Strategy

Our strategy is to develop and commercialize a multi-asset pipeline of innovative and differentiated therapies that target autoimmune and inflammatory conditions and that we believe can be successful in the marketplace. The key components of our strategy are to:

•

Leverage our proprietary technology platform to design and develop therapies that target select pathways in specific tissues, initially in inflammatory skin disorders. There is an untapped opportunity to bring innovative therapies to the 80-90% of dermatology patients with mild-to-moderate inflammatory disease severity, for whom systemic therapies are inappropriate and existing topical therapies are marginally effective or unsuitable for chronic administration. We believe that our proprietary technology platform is positioned to yield multiple products for this large underserved population, as well as potentially in other therapeutic areas where approaches that target select pathways in specific tissues with minimal to no systemic exposure may provide clinical benefit. Importantly, by applying our platform technology to well understood biological targets and pathways with minimal to no systemic exposure, we may be able to reduce the risks associated with the development of novel, targeted topical therapies.

•

Rapidly advance our existing product candidates through clinical development. Our lead product candidate, SNA-120, demonstrated statistically significant and clinically meaningful reductions in psoriasis, including the IGA 2-grade composite, which has been the Phase 3 primary endpoint for recent topical psoriasis drugs approved by the FDA, as well as a meaningful reduction in the associated pruritus (approximately 57% from baseline, although the result did not reach statistical significance against vehicle), in a recent Phase 2b trial. Following an EOP2 meeting with the FDA scheduled in April 2019, we intend to initiate two Phase 3 pivotal clinical trials, subject to securing sufficient capital to complete both trials, in the second half of 2019. We reported results from two exploratory studies for our next product candidate, SNA-125, in August 2018 for psoriasis and in December 2018 for atopic dermatitis. In both studies, SNA-125 was well tolerated and showed no safety signals, and histological and biomarker analyses showed a modest drug effect with a prototype gel formulation. We intend to initiate a Phase 2 study with a more optimal cream formulation of SNA-125 first in atopic dermatitis, subject to securing sufficient capital to complete the trial. We believe these highly differentiated topical therapies have the potential to address multi-billion dollar market opportunities across atopic dermatitis, psoriasis and the associated pruritus.

•

Continue building a diversified multi-asset pipeline of novel therapies that target autoimmune and inflammatory conditions. Our objective is to build a well-balanced, multi-asset portfolio of targeted therapies, initially focusing on one of the most important ‘immune’ tissues, the skin, and with a strong focus on large patient populations with unmet needs. To achieve this, we intend to selectively pursue development of our current product candidates SNA-120 and SNA-125 in additional indications where they could have meaningful impact while, over time, selecting additional clinical development candidates from our preclinical pipeline of NCEs based on our proprietary platform technology. We also intend to invest in our internal research efforts to bring forth new product candidates to address unmet needs in inflammation and immunology in which highly localized drug concentration with minimal to no systemic exposure could provide clinical benefit. Our internal research efforts are led by the scientific team that originally developed the platform technology. In addition to our internal discovery efforts, we may choose to selectively in-license or acquire complementary, external product candidates by leveraging the insights, network and experience of our management team.

•

Maximize the global commercial potential of our product candidates. We retain worldwide commercial rights to all of our product candidates. If approved, we intend to commercialize our product candidates independently by establishing specialized field medical, sales and marketing organization in North America, initially focused on dermatologists. In certain sales channels and geographies, we will evaluate alternate strategies to maximize the potential value of our assets, such as licensing and co-commercialization agreements with third parties. For example, we would consider a strategic partner for SNA-120 outside of North America. For our Topical Photoparticle Therapy™ platform and SNA-001 product candidate, we are seeking a strategic partner to maximize its value.

•

Leverage the extensive experience of our management team in developing and commercializing multiple leading global brands. We have assembled a management team with extensive experience in product development, commercialization and other leadership roles at several leading biotechnology and pharmaceutical companies, including Kythera, Amgen, Allergan, Medicis and Celgene. Our Chief Executive Officer and Chief Medical Officer are physician scientists and practicing dermatologists whose close proximity to patients provides them with deep insight into the needs of patients as well as the changing treatment landscape. We have long-standing experience in the dermatology and research communities and strong relationships with opinion leaders, regulatory agencies, advocacy groups and medical practitioners. In addition, our team has established credibility from a track record of success working with regulators to attain approval of multiple products, many of which were first-in-class and required the development and validation of new endpoints and agreement on the development pathways. These experiences enable us to better understand unmet medical needs, design and execute efficient clinical trial programs, craft effective regulatory strategies and identify new development opportunities. Recent consolidation in the medical dermatology and aesthetics industry has created an opportunity for us to work closely with physicians to identify unmet needs and deliver innovative products to patients.

Our Pipeline

Our current product candidates derived from our two technology platforms that we believe will address significant unmet needs are summarized in Figure 1 below:

Figure 1. Our Pipeline

Focus Area Research Pre-clinical Phase 1 Phase 2 Phase 3 Anticipated MilestonesThe Skin SNA-1201: TrkA Inhibitor (psoriasis and associated pruritus) SNA-1251: JAK3/TrkA Inhibitor (atopic dermatitis and associated pruritus) SNA-1251: JAK3/TrkA Inhibitor (psoriasis and associated pruritus) Initiate Phase 3 trial in 2H19Focus Area Research Pre-clinical Phase 1 Phase 2 Phase 3 Anticipated MilestonesThe GI Tract SNA-1251: JAK3/TrakA Inhibitor (Inflammatory bowel disease) Focus Area Research Pre-clinical Proof-of-Concept Pivotal Anticipated MilestonesOther SNA-0012 (unwanted light-pigmented hair reduction and acne-1064nm, 810 nm and 755nm) Seeking a Strategic Partner

1.	Regulated as a drug pursuant to a new drug application (NDA) regulatory pathway.
2.	Regulated as a Class II medical device under 510(k) marketing clearance pathway.

Proprietary Technology Platform

Our proprietary technology platform is designed to create potent targeted pharmacologically active molecules that are directed toward a specific target tissue and a select disease pathway to treat autoimmune and inflammatory conditions while minimizing exposure to the systemic circulation. Applying this technology, we have created a pipeline of drug candidates with unique pharmacological profiles that are designed for highly localized drug concentration against known biologic targets and to be suitable for chronic administration. The principal innovation of the platform technology is the linkage of a short polymer to a pharmacologically active compound, typically a small molecule, through a bridging unit, resulting in an NCE, as illustrated in Figure 2 below.

Figure 2. Creation of New Chemical Entities with Our Proprietary Technology Platform

The active compound is selected based on the target or pathway of interest. For example, one of our lead product candidates, SNA-125, targets JAK3, which is a validated target in atopic dermatitis and psoriasis. In a single chemical transformation, a short polymer is covalently linked to the small molecule through a bridging unit. Both the polymer, a short PEG tail, and the bridging unit define the pharmacology of the compound and refine its target selectivity. Furthermore, the polymer changes the physicochemical characteristics of the new molecule. This platform technology creates new molecules; it is not a drug-delivery system, nor does it create prodrugs. The drug candidates derived from the platform technology are necessarily amphiphilic, soluble in both aqueous and lipid environments. This enables sufficient permeation into the skin or other target tissues, where the drug effect is desired, and achievement of high local drug concentrations with low systemic absorption. To the extent there is any systemic absorption, in our nonclinical studies the drug candidates have demonstrated pharmacokinetics (PK) consistent with rapid clearance by the kidneys. In our clinical studies to date, we have not detected systemic bioavailability, except in our maximal use and PK safety study of SNA-120 (0.5% w/w). In that study, the majority of subjects had no detectable levels (less than 0.5 ng/mL) of SNA-120 in the plasma (66.7% of subjects on Day 1, 67.9% percent of subjects on Day 29). The levels detected in the remaining subjects (33.3% of subjects on Day 1, 32.1% of subjects on Day 29) were less than 2.5ng/mL (1nM). There was no accumulation of SNA-120 in the plasma.

Clinically, the advantageous physicochemical properties resulting in high resident drug concentration in the target tissue and low systemic exposure may allow for concentrated, local treatment of autoimmune and inflammatory conditions by efficiently addressing validated targets while maintaining a favorable safety profile. Further, these drug candidates, if successfully developed and approved, may be eligible for regulatory exclusivity as NCEs. Our initial focus is the development of drug candidates for inflammatory skin disorders. However, we believe that our platform technology may also address other therapeutic needs in inflammation and immunology where highly localized drug concentration that avoids systemic exposure is desirable, such as gastrointestinal, ophthalmological, or respiratory conditions. To the extent we believe applications beyond inflammatory skin disorders are viable, we may explore alternatives to maximize the value of our technology platform.

Our lead product candidates developed through our technology platform are SNA-120 and SNA-125.

SNA-120

SNA-120 is designed to selectively inhibit TrkA, the high-affinity receptor for NGF, and is being developed for the treatment of psoriasis and the associated pruritus. There is a strong rationale and evidence in both the basic science and clinical literature, as well as in our own study data, for the involvement of nerves/neuropeptides, particularly NGF and TrkA, in the pathogenesis of psoriasis and associated pruritus. Increased local concentrations of NGF, acting via TrkA, play an important role in the neurogenic inflammation, keratinocyte hyperproliferation and pruritus associated with psoriasis.

In psoriatic skin, NGF expression is increased in the epidermis, and via engagement with TrkA leads to keratinocyte hyperproliferation. Nerve growth factor, released in increased amounts by proliferating keratinocytes, sensitizes and stimulates sprouting of skin nerve fibers, up-regulates their expression of sensory neuropeptides and receptors and leads to neurogenic inflammation. This is substantiated by several observations, such as symmetric distribution of psoriatic plaques, disease exacerbations during periods of stress, marked proliferation of terminal cutaneous nerves and up-regulation of neuropeptides in psoriatic plaques compared to normal skin. In psoriatic plaques that are itchy, there is even greater expression of both TrkA and NGF. Psoriatic skin in patients with pruritus is more richly innervated in the superficial dermis and in the epidermis compared to psoriatic skin in patients without pruritus. There are also significantly higher numbers of NGF-immunoreactive keratinocytes and NGF contents in lesional skin, as well as increased expression of TrkA in the epidermis and dermal nerve fibers, in psoriatic patients with itchy psoriatic plaques compared to those without associated pruritus. Additionally, binding of NGF to TrkA induces TrkA autophosphorylation and leads to the activation of transient receptor potential cation channel subfamily V member 1 (TRPV1), resulting in the transmission of pain, burning and itch sensation to the central nervous system by peripheral sensory nerves. Furthermore, there is a significant correlation in psoriatic patients with pruritus between pruritus severity and NGF-immunoreactive keratinocytes, expression of TrkA in the epidermis and immunoreactive intraepidermal nerve fibers.

While the pathophysiology of psoriasis and associated pruritus is complex and involves the interplay of nerves/neurogenic inflammation, immune cells, cytokines and keratinocytes, NGF and TrkA have been clearly shown to play an important role in the pathogenesis of both psoriasis and associated chronic pruritus. In fact, pruritus may be a clinical biomarker for NGF-mediated psoriasis. These cumulative data from the literature and the clinic support the rationale that plaque psoriasis patients with at least moderate associated pruritus have the highest NGF and TrkA levels, an important neurogenic inflammatory component contributing to their disease, and are therefore ideally suited for a treatment targeting the NGF-TrkA pathway.

We believe that SNA-120 has the potential to treat psoriasis, as well as the associated pruritus, while being suitable for chronic administration. SNA-120 has demonstrated statistically significant and clinically meaningful reductions in psoriasis in itchy patients, as well as a consistent reduction of pruritus from baseline, in two Phase 2b clinical trials. SNA-120 has been administered to more than 500 subjects for up to 12 weeks and has been well tolerated across all trials, with minimal to no demonstrated systemic bioavailability. Following an EOP2 meeting with the FDA scheduled for April 2019, we intend to initiate two Phase 3 pivotal clinical trials (n~300 per trial), subject to securing sufficient capital to complete both trials, in the second half of 2019.

Psoriasis Market and Prevalence of Associated Pruritus

Psoriasis vulgaris is a chronic inflammatory skin disease that affects approximately 2-3% of the global population. Psoriasis is characterized by thickened plaques of inflamed, itchy, red skin covered with thick, silvery scales typically found at the elbows, knees, trunk and scalp. Patients are generally categorized as mild, moderate or severe, with approximately 80-90% of patients having mild or moderate forms of the disease according to GlobalData. The disease ranges from a single, small, localized lesion in some patients to a severe generalized eruption with complete body coverage. It is a chronic, complex, multifactorial immune-mediated disease that requires long-term treatment. According to Grand View Research, sales of drugs for the treatment of psoriasis globally were $11.3 billion in 2016 and expected to grow to $19.4 billion by 2022. Drug spend is driven largely by the recent introductions of new systemic biologic therapies, which can be highly effective in reducing the appearance of plaques, but are only prescribed for the roughly 10-20% of the psoriasis population with more severe disease. The majority of patients use at least one topical therapy and pricing for these topicals is approximately $500-950 per 60g tube, which generally represents a one-month supply of a single therapy for mild disease.

Pruritus is a common and persistent symptom of many inflammatory skin diseases, including psoriasis, and is often described as one of the most distressing symptoms. In fact, the word “psoriasis” originates from the Greek word psora, which means “to itch.” Chronic pruritus poses specific problems and is a particularly relevant clinical and patient concern as resultant scratch can lead to the appearance of new plaques or the exacerbation of existing psoriatic plaques, a well described process known as the Koebner phenomenon. Additionally, pruritus may be a clinical biomarker for NGF-mediated psoriasis. A National Psoriasis Foundation study of 17,488 patients found that pruritus was experienced by 79% of patients, making it the second most commonly reported symptom, after scaling (94%). In a clinical study we conducted of 160 psoriatic patients, 97.4% of patients had pruritus and 68.7% had at least moderate pruritus at baseline.

Limitations of Current Therapies

The typical psoriasis patient has moderately itchy plaques covering less than 10% body surface area and is prescribed topical medication. The most common topicals are corticosteroids, Vitamin D derivatives, such as Dovonex, Vitamin A derivatives, such as Tazorac, and crude coal tar preparations. None of these topical therapies adequately treat the important and often neglected symptom of pruritus associated with psoriasis. Our research indicates that patients often seek relief from pruritus by using an array of topical products available over the counter, or OTC, and without prescription. However, OTC medications like antihistamines offer little relief for the pruritus associated with psoriasis.

Corticosteroids, as monotherapy or in combination with Vitamin D derivatives, are the most effective topicals for treating plaques and may modestly impact pruritus in some patients, but are limited to short-term use because of association with localized atrophy or thinning of the skin and the potential to systemically suppress the body’s ability to make normal amounts of endogenous corticosteroids. Non-steroidal topicals, such as Vitamin D derivatives, have moderate efficacy and can cause skin irritation with some patients reporting burning sensations associated with their use, potentially exacerbating itchy symptoms.

Ultraviolet (UV) light therapy is recommended for those patients who are not well managed with topical therapy and/or have more widespread and diffuse psoriatic plaque involvement. These treatments can be effective but require multiple visits to the doctor’s office each week and have been shown to increase patients’ risk of developing skin cancer. For patients with more severe psoriatic plaque involvement, those who do not respond to UV therapy or seeking more rapid onset of relief, systemic drugs may be prescribed. The most common oral treatments are the immunosuppressive drug methotrexate, cyclosporine, and the Vitamin A derivative acitretin. These treatments are associated with systemic side effects including liver toxicity, hypertension, renal impairment, and, in the case of acitretin, the risk of birth defects, and therefore require routine monitoring. More recently, the Phosphodiesterase type 4 (PDE4), inhibitor apremilast has been approved as a systemic therapy for moderate-to-severe psoriasis with good efficacy, however side effects including neutropenia and depression have been reported. Moreover, despite improvement in visible plaques, based on patient reports, these treatments may not be adequately effective in treating the pruritus associated with psoriasis. This is particularly relevant given that studies have found no correlation between visible psoriasis plaque severity and pruritus disease severity in patients.

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

Figure 3. Current Psoriasis Treatment Paradigm

Psoriasis Limited Body Surface Area and/or Mild-to-Moderate DiseaseTopical Therapies Vitamin D analogs Calcineurin inhibitors Tazarotene Corticosteroids Over the counter monographed topicals, e.g., Coal Tar, Salicylic Acid Extensive Body Surface Area and/or Moderate-to-Severe DiseaseTopical Therapies Oral Systemic Therapies Includes methotrexate, acitretin, cyclosporine A, apremilastBiologic Therapies Anti TNF-alpha Adalimumab (Humira) Infliximab (Remicade) Etanercept (Enbrel)Anti IL-17A Secukinumab (Cosentyx) Ixekizumab (Taltz) Anti IL-17 Receptor Brodalumab (Siliq) Anti IL-I2/IL-23 Ustekinumab (Stelara)Phototherapy Includes NB-UVB and PUVA therapies

Our Solution: SNA-120

SNA-120 is our topical product candidate for the treatment of psoriasis and the associated pruritus. We are studying SNA-120 in mild-to-moderate psoriasis patients with at least moderate pruritus. If approved, SNA-120 could be the first topical innovation to market in more than a decade and represent a global market opportunity in excess of $1 billion. SNA-120 is designed to address the biology of the psoriasis disease, including neurogenic inflammation and keratinocyte hyperproliferation, as well as the associated pruritus.

The target of SNA-120 is TrkA, the high-affinity receptor for NGF. There is a strong rationale and evidence in both the basic science and clinical literature, as well as in our own study data, for the involvement of nerves/neuropeptides, particularly NGF and TrkA, in the pathogenesis of psoriasis and associated pruritus. Increased local concentrations of NGF, acting via TrkA, play an important role in the neurogenic inflammation, keratinocyte hyperproliferation and pruritus associated with psoriasis.

In psoriatic skin, NGF expression is increased in the epidermis, and via engagement with TrkA leads to keratinocyte hyperproliferation. Nerve growth factor, released in increased amounts by proliferating keratinocytes, sensitizes and stimulates sprouting of skin nerve fibers, up-regulates their expression of sensory neuropeptides and receptors and leads to neurogenic inflammation. This is substantiated by several observations, such as symmetric distribution of psoriatic plaques, disease exacerbations during periods of stress, marked proliferation of terminal cutaneous nerves and up-regulation of neuropeptides in psoriatic plaques compared to normal skin. In psoriatic plaques that are itchy, there is even greater expression of both TrkA and NGF. Psoriatic skin in patients with pruritus is more richly innervated in the superficial dermis and in the epidermis compared to psoriatic skin in patients without pruritus. There are also significantly higher numbers of NGF-immunoreactive keratinocytes and NGF contents in lesional skin, as well as increased expression of TrkA in the epidermis and dermal nerve fibers, in psoriatic patients with itchy psoriatic plaques compared to those without associated pruritus. Additionally, binding of NGF to TrkA induces TrkA autophosphorylation and leads to the activation of TRPV1, resulting in the transmission of pain, burning and itch sensation to the central nervous system by peripheral sensory nerves. Furthermore, there is a significant correlation in psoriatic patients with pruritus between pruritus severity and NGF-immunoreactive keratinocytes, expression of TrkA in the epidermis and immunoreactive intraepidermal nerve fibers.

While the pathophysiology of psoriasis and associated pruritus is complex and involves the interplay of nerves/neurogenic inflammation, immune cells, cytokines and keratinocytes, NGF and TrkA have been clearly shown to play an important role in the pathogenesis of both psoriasis and associated chronic pruritus. In fact, pruritus may be a clinical biomarker for NGF-mediated psoriasis. These cumulative data from the literature and the clinic support the rationale that plaque psoriasis patients with at least moderate associated pruritus have the highest NGF and TrkA levels, an important neurogenic inflammatory component contributing to their disease, and are therefore ideally suited for a treatment targeting the NGF-TrkA pathway.

We believe that SNA-120 also has the potential to address the underlying pathophysiology of psoriatic lesion development in addition to its effect on the associated pruritus, while being suitable for chronic administration. Figure 4 below illustrates the pathophysiology of psoriasis and psoriatic pruritus and the mechanism of action of SNA-120.

Figure 4. Pathophysiology of Psoriasis and Psoriatic Pruritus and the Mechanism of Action of SNA-120

SNA-120 Clinical Development

SNA-120 is being developed for the treatment of mild-to-moderate psoriasis and the associated pruritus. We initiated a second Phase 2b clinical trial in October 2017 in order to expand our understanding of SNA-120 in the treatment of psoriasis and the associated pruritus and to provide additional endpoint evaluation and validation, and reported results in December 2018. An investigational new drug application (IND) for SNA-120 was submitted to the FDA in July 2010 for evaluation in the treatment of mild-to-moderate psoriasis by Creabilis, which remains the IND sponsor. To date, nine sponsor-initiated clinical trials and one investigator-initiated trial have been completed, five in Phase 1 and five in Phase 2. SNA-120 has been administered to more than 500 subjects for up to 12 weeks and has been well tolerated across all trials, with minimal to no demonstrated systemic bioavailability. Additionally, SNA-120 has demonstrated statistically significant and clinically meaningful reductions in psoriasis in itchy patients, as well as a consistent reduction of pruritus from baseline, in two Phase 2b clinical trials.

The key attributes of SNA-120 observed in our development program to date are:

•	Statistically significant and clinically meaningful reductions in psoriasis in itchy patients;

•	Meaningful relief of chronic pruritus associated with psoriasis (approximately 60% reduction from baseline in two Phase 2b trials, as well as a maximal use PK and safety study); and

•	Acceptable safety profile, having been well tolerated across all trials with minimal to no demonstrated systemic bioavailability, potentially enabling chronic use across a wide range of patients.

Clinical Development Plan

We reported results from a second Phase 2b clinical trial in December 2018. We conducted this Phase 2b trial in order to further inform the patient population, clinical endpoints, duration of treatment and dose for our anticipated Phase 3 pivotal clinical trials. In this Phase 2b trial we evaluated SNA-120 efficacy, safety and tolerability in a refined target population, focusing on patients with mild-to-moderate psoriasis and at least moderate pruritus, exploring two doses across multiple endpoints for 12 weeks, validating the use of the 11-point itch Numeric Rating Scale (I-NRS) for measuring pruritus severity and capturing more extensive patient and clinician reported data on the impact of psoriasis and pruritus on patient HRQoL.

We have an EOP2 meeting with the FDA scheduled for April 2019 to further refine our clinical and nonclinical development plans for SNA-120. Following the EOP2 meeting, we may seek a special protocol assessment (SPA) for our Phase 3 protocols, and intend to initiate two Phase 3 pivotal clinical trials (n~300 per trial), subject to securing sufficient capital to complete both trials, in the second half of 2019. We are also conducting additional nonclinical chronic toxicity studies and additional manufacturing work, which we expect to complete prior to commencing our Phase 3 trials.

To gain approval of SNA-120, we must submit nonclinical, clinical and chemistry data that adequately demonstrate the safety, purity, potency, efficacy and compliant manufacturing of the product in a NDA or other applicable regulatory filing. Nonclinical studies for SNA-120 required for NDA submission include safety pharmacology, pharmacokinetics/bioavailability and single/repeat-dose toxicity studies, including chronic studies of up to nine months duration, a two-year dermal carcinogenicity study, genotoxicity, local tolerance and relevant reproductive toxicity testing.

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

Planned Phase 3 Trials

We have an EOP2 meeting with the FDA scheduled for April 2019 to further refine our clinical and nonclinical development plans for SNA-120. Following the EOP2 meeting, we may seek a SPA for our Phase 3 protocols, and intend to initiate two Phase 3 pivotal clinical trials (n~300 per trial) for mild-to-moderate psoriasis and the associated pruritus, subject to securing sufficient capital to complete both trials, in the second half of 2019.

We currently plan to study subjects with mild-to-moderate psoriasis and at least moderate pruritus in these two trials, treating twice daily (BID) for at least 12 weeks with SNA-120 (0.05% w/w) or vehicle, similar to our recent Phase 2b trial. We currently expect the primary endpoint to be the IGA 2-grade composite, as this has been the Phase 3 primary endpoint for recent topical psoriasis drugs approved by the FDA. Secondary endpoints would likely include the I-NRS, PASI 75 (proportion of subjects achieving a 75% reduction from baseline on the PASI) and others.

Recent Phase 2b Trial

We completed a multicenter, randomized, double-blind, vehicle-controlled, Phase 2b trial (Study SNA-120-201) to evaluate the efficacy, safety and tolerability of SNA-120 in subjects with mild-to-moderate psoriasis vulgaris and at least moderate pruritus. The primary objectives of this study were to characterize the efficacy of SNA-120 at two doses, 0.05% and 0.5% w/w, where w/w denotes the mass fraction, as compared to placebo when administered topically BID for 12 weeks (rather than 8 weeks as in the previously completed Creabilis Phase 2b trial, Study CT327-2003, described in more detail below) for the treatment of psoriasis and the associated pruritus. The 0.05% and 0.5% w/w doses were the low and high doses from Study CT327-2003.

Pruritus severity was assessed using the 11-point I-NRS where 10 corresponds to “worst itch imaginable” and 0 corresponds to “no itch.” Additionally, the patient-administered 100 mm itch VAS, a continuous scale with

100 mm corresponding to the “worst possible itch” and 0 mm corresponding to “no itch,” was assessed for concordance with the I-NRS. Psoriasis disease severity was measured using both the 5-point IGA, from 0 (clear) to 4 (severe), as well as the PASI, which is a weighted sum of symptom scores for erythema, scaling and plaque thickness over different parts of the body. Scores for the PASI range from 0 (no disease) to 72 (maximal disease).

We enrolled 208 subjects that were over the age of 18 with stable, mild-to-moderate psoriasis affecting up to 10% body surface area and pruritus severity ≥5 on the I-NRS. Pre-specified efficacy measures included:

•	Improvement of pruritus severity as measured by I-NRS (primary endpoint);

•	Overall management of psoriasis as measured by IGA (key secondary endpoint); and

•	Improvement of psoriasis severity as measured by PASI (key secondary endpoint).

Other pre-specified measures included:

•	Improvement of pruritus severity as measured by VAS; and

•	Several new patient-reported outcome (PRO) measures that specifically assess:

•	Psoriasis signs and symptoms, such as bleeding, burning, flaking and pain;

•	Impacts of psoriasis on self-perceptions (including self-perceived bother, embarrassment, self-consciousness, and attractiveness);

•	Impact of psoriasis and pruritus on patient HRQoL; and

•	Impact of pruritus on sleep.

Subjects treated with SNA-120 (0.05% w/w) achieved statistical significance compared to vehicle control on important pre-specified endpoints of psoriasis disease severity, and the efficacy on these endpoints improved throughout the trial, whereas vehicle effect plateaued beyond Week 8. The proportion of subjects that achieved success on the IGA 2-grade composite at Week 12 was 29%, compared to 13% with vehicle (p=0.036). Additionally, 27% of subjects achieved success on PASI 75 at Week 12, compared to 13% with vehicle (p=0.045). These similar results on two stringent endpoints that are measured in different ways give us confidence in the robustness of the data. Subjects treated with SNA-120 also experienced a meaningful reduction in pruritus, a mean 4.2-point (57%) reduction from baseline on the I-NRS at Week 8 (p<0.001), although the result did not reach statistical significance against vehicle (p=0.362), which showed a mean 3.9-point (55%) reduction. Figures 5 and 6 below set forth the proportion of subjects achieving success on the IGA 2-grade composite and PASI 75, respectively, in all SNA-120 treatment groups in Study SNA-120-201. Figure 7 below sets forth the mean reductions from baseline I-NRS in all SNA-120 treatment groups in Study SNA-120-201.

The 0.5% dose was not as effective as the 0.05% dose and not differentiated from vehicle. The proportion of subjects treated with SNA-120 (0.5% w/w) that achieved success on the IGA 2-grade composite at Week 12 was 5% (not statistically significant), with 10% of subjects achieving success on PASI 75 at Week 12 (not statistically significant). Additionally, subjects experienced a mean 3.6-point (48%) reduction from baseline on the I-NRS at Week 8 (not statistically significant compared to vehicle).

For purposes of the presentation of the statistical results, a p-value is a measure of statistical significance of the observed results, or the probability that the observed results was achieved purely by chance. By convention, a p-value of 0.05 or lower is commonly considered statistically significant (e.g., a p-value of ≤0.05 means that there is a 5% chance that the observed result was purely due to chance). The FDA utilizes the reported statistical measures when evaluating the results of a clinical trial, including statistical significance as measured by p-value as an evidentiary standard of efficacy, to evaluate the reported evidence of a drug product’s safety and efficacy.

Figure 5. Impact of SNA-120 on Psoriasis IGA 2-Grade Composite Compared to Vehicle in Study SNA-120-201 (N=208)

1.	SEM = Standard Error of the Mean

Figure 6. Impact of SNA-120 on Psoriasis PASI 75 Compared to Vehicle in Study SNA-120-201 (N=208)

Figure 7. Impact of SNA-120 on Pruritus I-NRS Compared to Vehicle in Study SNA-120-201 (N=208)

Study SNA-120-201 Primary EndpointTreatment Group SNA-120(0.05%) VehicleI-NRS at Baseline (mean) 7.3 7.4I-NRS Change at Week 8 (SD1)-4.3 (2.4) -4.0 (2.6)

1.	SD = Standard Deviation

The proportion of subjects treated with SNA-120 (0.05% w/w) that achieved a 50% reduction from baseline in PASI (PASI 50) at Week 12 was 54%, compared to 37% with vehicle (p=0.057). Efficacy improved throughout the trial, and the vehicle effect plateaued beyond Week 8. Additionally, 16% of subjects treated with SNA-120 achieved PASI 50 at Week 1, and 30% achieved PASI 50 at Week 2, which we believe suggests a meaningful benefit without the use of steroids. Overall, the vehicle effect on this endpoint was greater than on the more stringent PASI 75, but this is not surprising for a topical, as a more stringent endpoint is better able to distinguish the benefit of the active drug from the emollient effect of the vehicle. Figure 8 below sets forth the proportion of subjects achieving success on PASI 50 in SNA-120 (0.05% w/w) compared to vehicle in Study SNA-120-201.

Figure 8. Impact of SNA-120 (0.05% w/w) on Psoriasis PASI 50 Compared to Vehicle in Study SNA-120-201 (N=208)

Figure 9 below sets forth the proportion of subjects achieving success on PASI 50 with SNA-120 (0.05% w/w) compared to vehicle in 108 subjects reporting at least moderate pruritus (VAS ≥40 mm) at baseline in the previously completed Study CT327-2003 alongside Study SNA-120-201. These results are consistent to Week 8, with SNA-120 (0.05% w/w) demonstrating continued improvement to Week 12 and greater overall improvement in Study SNA-120-201.

Figure 9. Impact of SNA-120 (0.05% w/w) on Psoriasis PASI 50 Compared to Vehicle in Study CT327-2003 Subgroup with Baseline Pruritus VAS ≥40 mm (N=108) alongside Study SNA-120-201 (N=208)

Figure 10 below sets forth the mean reductions from baseline pruritus on the VAS with SNA-120 (0.05% w/w) compared to vehicle in the Study CT327-2003 subgroup with baseline VAS ≥40 mm alongside Study SNA-120-201. These results are consistent to Week 8, with SNA-120 (0.05% w/w) demonstrating continued improvement to Week 12 and greater overall improvement in Study SNA-120-201. Subjects treated with SNA-120 experienced a meaningful reduction in pruritus, a mean 41 mm (52%) reduction from baseline on the VAS at Week 8 (p<0.001) in Study SNA-120-201, although the result did not reach statistical significance against vehicle (p=0.526), which showed a mean 42 mm (55%) reduction. Additionally, the overall VAS results with SNA-120 (0.05% w/w) correlate with the I-NRS results, as expected.

The overall vehicle effect in pruritus observed in Study SNA-120-201 compared to Study CT327-2003 was notably different. We believe that this is due primarily to an exaggerated placebo effect. According to the literature, pruritus can be particularly sensitive to a placebo effect. In fact, subjects expect topical treatments to work better on pruritus than oral systemic or even injectable therapies. Additionally, pruritus was a focus as well as the primary endpoint in Study SNA-120-201, and was assessed daily. In Study CT327-2003, pruritus was one of several secondary endpoints and assessed during office visits at Weeks 2, 4, 8 and 12. Moreover, the SNA-120 vehicle, which was the same in both Phase 2b trials, provides a real emollient effect. According to the literature, expectations combined with conditioning can result in both psychological processes and biological mechanisms, and we believe subjects in Study SNA-120-201 experienced a notable placebo effect, which when added to the vehicle emollient effect yielded the higher overall vehicle effect in pruritus.

In our Phase 3 trials, pruritus will be an important secondary endpoint, but not the basis for FDA approval. To maximize our ability to show significance compared to vehicle and add pruritus data to a potential FDA label, we modified our Phase 3 trial design to limit expectation setting around pruritus in subjects and reduce the resulting placebo effect. For example, we would likely assess pruritus as one of several secondary endpoints during periodic office visits, similar to Study CT327-2003.

Figure 10. Impact of SNA-120 (0.05% w/w) on Pruritus VAS Compared to Vehicle in Study CT327-2003 Subgroup with Baseline Pruritus VAS ≥40 mm (N=108) alongside Study SNA-120-201 (N=208)

The better performance of the lower dose compared to the higher dose in this trial was not unexpected. We observed this in Study CT327-2003 as well, and believed that our selected dose range was likely at or beyond the top of the dose-response curve. We also saw the lower dose outperform the higher dose in our preclinical and exploratory Phase 1/2 studies with SNA-125. In fact, there are a number of kinase inhibitors, such as Pfizer’s tofacitinib, Asana’s ASN002 and AbbVie’s upadacitinib, that have bell-shaped dose-response curves, that is, demonstrated efficacy that increases with dose to a certain point and then decreasing efficacy beyond that point.

In this trial, SNA-120 was well tolerated with no serious treatment-related AEs. Specifically, we observed the following:

•	Treatment-related AEs were observed in only two subjects and included dermatitis (0.5% group) and pain and pruritus (vehicle group);

•	Most common AEs (≥ 2 subjects) in any group were nasopharyngitis, nausea, diarrhea, cellulitis and urinary tract infection;

•	Majority of treatment-emergent AEs (TEAEs) were mild to moderate;

•	There were six serious AEs in three subjects, but none were considered drug related; and

•	Minimal to no systemic bioavailability in plasma levels; only 1 subject had a detectable level of 0.652ng/ml (subnanomolar) at Week 2.

Figure 11 below sets forth the incidence and types of AEs experienced by subjects in Study SNA-120-201.

Figure 11. Study SNA-120-201 Adverse Events (Incidence ≥ 2 Subjects), Number (%) of Subjects

Adverse Event	SNA-120 0.05% N=70	SNA-120 0.5% N=69	Vehicle N=69
Total TEAEs	26 (37.1)	35 (50.7)	22 (31.9)
Diarrhoea	3 (4.3)	3 (4.3)	2 (2.9)
Nasopharyngitis	2 (2.9)	3 (4.3)	3 (4.3)
Urinary tract infection	2 (2.9)	4 (5.8)	1 (1.4)
Haematuria	1 (1.4)	3 (4.3)	1 (1.4)
Cough	1 (1.4)	0	3 (4.3)
Proteinuria	0	3 (4.3)	1 (1.4)
Application site pruritus	0	2 (2.9)	1 (1.4)
Bronchitis	1 (1.4)	2 (2.9)	0
Nausea	3 (4.3)	0	0
Headache	2 (2.9)	1 (1.4)	0
Hypertension	1 (1.4)	2 (2.9)	0
Upper respiratory tract infection	1 (1.4)	2 (2.9)	0
Arthralgia	0	2 (2.9)	0
Cellulitis	0	2 (2.9)	0
Foot fracture	0	2 (2.9)	0

Creabilis Phase 2b Trial

SNA-120 was evaluated in a multicenter, randomized, double-blind, placebo-controlled Phase 2b clinical trial (Study CT327-2003) in 160 subjects that were 18 years of age and older with stable, mild-to-severe psoriasis affecting up to 10% body surface area. The primary efficacy objective of this trial was to characterize the efficacy of SNA-120 at three doses (0.05%, 0.1% and 0.5% w/w) as compared to placebo when administered topically BID for eight weeks for the treatment of psoriasis. There were three pre-specified efficacy measures:

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

The pre-specified pruritus secondary endpoint, specifically, the change from baseline in pruritus VAS score in subjects with at least moderate psoriasis-related pruritus at baseline, was included in Study CT327-2003 due to the understood role of the NGF-TrkA-TRPV1 axis in signaling pruritus through sensory nerves. Additionally, we believed that inclusion of this endpoint was important based on increasing evidence that the incidence and severity of chronic pruritus was substantially under-reported in psoriasis.

In the 108-subject subset, or 70.6 % of the full study population, reporting at least moderate pruritus (VAS ≥40 mm) at baseline, a reduction in pruritus VAS was observed for all SNA-120 treatment groups, with statistical significance compared to vehicle reached for the 0.05% (p=0.0067) and 0.5% (p=0.0124) dose groups at Week 8 (secondary endpoint). The mean changes in baseline VAS for the 0.05%, 0.1% and 0.5% doses at Week 8 were -37.1mm, -31.5 mm, and -36.4 mm, respectively, compared with vehicle at -16.1 mm. Figure 12 below sets forth the mean reductions from baseline VAS in all SNA-120 treatment groups in Study CT327-2003.

Figure 12. Impact of SNA-120 on Pruritus VAS Compared to Vehicle in Subgroup with Baseline Pruritus VAS ≥40 mm (N=108)

Study CT327-2003 also resulted in the following findings:

•	SNA-120 treated subjects with at least moderate baseline pruritus experienced 43-59% reduction in pruritus severity from baseline to Week 8;

•	62-69% of SNA-120 treated subjects in the itchy population had mild or no pruritus by end of treatment as measured by VAS compared with 41% of subjects treated with vehicle; and

•	46-62% of SNA-120 treated subjects had at least a 50% reduction in VAS from baseline at Week 8 compared to 32% of subjects on vehicle.

Post-Hoc Analysis of Psoriasis Disease Severity in Study CT327-2003

We also conducted a post-hoc analysis of psoriasis disease severity among subjects reporting at least moderate pruritus (VAS ≥40 mm) at baseline. This analysis revealed that at Week 8 all SNA-120 treatment groups experienced greater mean reductions in total mPASI scores than the vehicle group. Statistical significance was reached for the 0.05% (p<0.001) and 0.5% (p<0.02) dose groups. Subjects treated with SNA-120 experienced about a 40% reduction in baseline disease severity, as measured by mPASI, compared to a 17% reduction for vehicle treated subjects. In conjunction with the effect on pruritus in this population, we believe these data suggest that SNA-120 improves both pruritus and the underlying psoriasis. Improvement in psoriasis may reflect the anti-proliferative effects of TrkA inhibition by SNA-120 on neurogenic inflammation and keratinocyte proliferation. It also may be a consequence of inhibiting pruritus, by blocking of NGF-TrkA-TRPV1 signaling in sensory neurons, and breaking the “itch-scratch” cycle. Figure 13 below sets forth the mean reductions from baseline mPASI total score in all SNA-120 treatment groups in Study CT327-2003.

Figure 13. Impact of SNA-120 on mPASI Total Score Compared to Vehicle in Subgroup with Baseline Pruritus VAS ≥40 mm (N=108)

To explore a potential dose range, the doses selected for Study CT327-2003 of 0.5% and 0.05% w/w were above and below the dose studied in a previously completed Phase 2a trial (0.1% w/w). Study CT327-2003 was not powered to detect differences in doses, and the results demonstrated no significant difference in efficacy between the three doses in assessments of either psoriasis disease severity or pruritus severity. However, the lowest dose (0.05% w/w) appeared similar to or more effective than the highest dose (0.5% w/w).

These findings were consistent with our selected dose range being at or beyond the top of the dose-response curve. Nonclinical work undertaken in parallel with the trial provided some rationale for this conclusion. At the lowest concentration of 0.05%, SNA-120 reached levels in the skin that elicited greater than 90% inhibition of the target kinase.

In this trial, SNA-120 exhibited an acceptable safety profile. Specifically, we observed the following:

•	Low incidence of AEs, which were characterized as mostly mild or moderate;

•	No SNA-120 was detected in blood samples down to a detection limit of 2.5ng/ml; and

•	No drug-related application site AEs were observed.

In the safety population of 160 subjects, 73 experienced TEAEs. TEAEs occurred in 33-55% of subjects in the SNA-120 group and 53% of subjects in the vehicle group. The most frequently reported AEs were pruritus, headache, nasopharyngitis and diarrhea. Figure 14 below sets forth the incidence and types of adverse events experienced by subjects in Study CT327-2003.

Figure 14. Study CT327-2003 Adverse Events (Incidence ≥ 5%), Number (%) of Subjects

Adverse Event	SNA-120 0.05% N=40	SNA-120 0.1% N=40	SNA-120 0.5% N=40	SNA-120 Overall N=120	Vehicle N=40
Total TEAEs[a]	13 (33)	17 (43)	22 (55)	52 (43)	21 (53)
Nasopharyngitis	1 (3)	0	3 (8)	4 (3)	1 (3)
Headache	2 (5)	2 (5)	1 (3)	5 (4)	0
Diarrhea	0	1 (3)	2 (5)	3 (3)	1 (3)
Psoriasis	0	0	2 (5)	2 (2)	1 (3)
URTI	0	0	0	0	2 (5)
Pruritus	4 (10)	2 (5)	3 (8)	9 (7.5)	6 (15)
Back pain	0	2 (5)	0	2 (2)	0
Fatigue	2 (5)	0	0	2 (2)	0
Cough	2 (5)	0	0	2 (2)	0

[a]	Counting is by subject, not event.

Pruritus was reported as an AE in nine (7.5%) SNA-120 subjects and six (15%) vehicle subjects. Five (12.5%) study subjects withdrew due to this AE in the vehicle arm as compared to the withdrawal of three (2.5%) subjects in the SNA-120 arm. There were no drug-related serious AEs (SAEs).

Maximal use pharmacokinetics and safety study

SNA-120 was evaluated in a multicenter, open-label Phase 1b maximal use PK and safety study in 30 subjects 18 years of age and older with moderate-to-severe psoriasis covering 20% or more body surface area and at least moderate pruritus. SNA-120 (0.5% w/w) was administered topically BID for four weeks.

The majority of subjects had no detectable levels (less than 0.5 ng/mL) of SNA-120 in the plasma (66.7% of subjects on Day 1, 67.9% percent of subjects on Day 29). The levels detected in the remaining subjects (33.3% of subjects on Day 1, 32.1% of subjects on Day 29) were less than 2.5ng/mL (1nM). There was no accumulation of SNA-120 in the plasma. Additionally, there were no associated clinically relevant changes in overall safety parameters (e.g., laboratory assessments, vital signs and electrocardiograms [QTc duration]). A total of nine subjects reported 12 AEs, only one of which was deemed related to the study drug and which was categorized as mild pruritus. There were no dermal tolerability issues, no subject discontinuations due to an AE and no severe AEs or serious AEs (SAEs).

These findings, observed with topical administration of the high dose of SNA-120 in a maximal-use context to subjects with an average body surface area of approximately 30%, further validate the minimal-to-no systemic exposure proposition of SNA-120 and our proprietary technology platform.

Summary of safety profile for SNA-120

SNA-120 has been administered to more than 500 subjects (36 healthy subjects and 482 patients) in nine sponsor-initiated and one investigator-initiated Phase 1 and Phase 2 studies for up to 12 weeks BID at concentrations up to 0.5% w/w and has been well tolerated across all trials, with minimal to no demonstrated systemic bioavailability.

The most common AEs reported across the nine sponsor-initiated clinical studies conducted to date were pruritus, eczema, headache, nasopharyngitis, nausea, diarrhea, cellulitis, urinary tract infection, upper respiratory tract infection, haematuria, bronchitis and hypertension. Reported AEs were mostly mild to moderate in severity. The frequency of events does not appear to be dose dependent.

AEs related to SNA-120 that occurred more than once across all subjects exposed to the study drug included application site pruritus, application site pain and application site dermatitis. These AEs were reported in <1% of subjects (five subjects in total) and were considered not to be severe.

Human plasma from over 500 patients treated with SNA-120 has been analyzed for concentrations of SNA-120, its putative metabolite (the amide of SNA-120) and K252a, the unconjugated parent compound of SNA-120. None of the samples analyzed have been found to have plasma levels above the lower level of quantification for SNA-120, amide of SNA-120 or K252a, following single and multiple administrations. These clinical data are generally consistent with nonclinical in vivo experiments detecting very limited levels of SNA-120 or its derivatives in plasma following epicutaneous administration. SNA-120 is rapidly cleared following intravenous delivery. The PK profile reveals a volume of distribution similar to blood volume, meaning once in the blood it does not appear to be distributed out of the blood and into tissues readily. Because the drug remains in the systemic circulation once there, and its molecular size is below the threshold limit for glomerular filtration, it is rapidly cleared by the renal system. Taken together, this evidence supports our belief that drug candidates produced from our proprietary technology platform demonstrate low systemic exposure.

Other Planned Studies

We intend to conduct additional studies to support the clinical development and regulatory submission package. In addition to two Phase 3 pivotal trials to demonstrate safety and efficacy, these studies may include dermal safety studies, a drug-drug interaction study, a concomitant use study with a topical reference drug, studies in the pediatric population, a thorough QT study and a long-term safety study.

Market Opportunity for SNA-120

We anticipate that SNA-120, if approved, would be marketed to dermatologists with a strong focus on medical conditions. In the United States, there are approximately 7.5 million psoriasis patients, of which approximately 80% have pruritus. Of particular focus for SNA-120 are the majority of patients who seek chronic management of the signs and symptoms of disease while avoiding the use of corticosteroids or systemic therapy.

We have not yet conducted any head-to-head clinical studies of SNA-120 compared to other non-steroidal topical drugs intended for chronic use, such as Vitamin D analogues, but in clinical trials to date we have seen SNA-120’s improvement of psoriasis disease severity at a level consistent with or beyond that seen in third-party studies of those other non-steroidal topicals. In fact, in our recent Phase 2b trial, SNA-120 demonstrated improvement of psoriasis disease severity at a level consistent with or beyond that seen in third-party studies of mid-potency corticosteroids. We have also observed a consistent approximately 60% improvement in pruritus from baseline in clinical trials to date. Reduced itching is a primary benefit sought by psoriatic patients, on par with reduced flaking and scaling, when considering new treatments according to a FDA patient panel. Based on these factors, we believe that physicians could prescribe SNA-120 as a first-line treatment for psoriasis, thereby helping patients avoid the use of topical corticosteroids.

If approved, we expect SNA-120 to be priced in line with branded topical medications for psoriasis including Taclonex, Dovonex and Tazorac. Branded topical pricing is well established, and payors are supportive of cost-effective therapies that can address patient needs without having to resort to expensive biologics.

Over time, there could be an opportunity to expand the addressable opportunity for SNA-120 by broadening the label to other indications in which NGF is thought to play a role, such as prurigo nodularis, and/or other populations. Other opportunities could include developing additional formulations for specific areas such as the scalp. Finally, we could expand the opportunity through a sales force targeting physicians beyond dermatology, such as primary care, likely through partnerships.

SNA-125

Our second lead product candidate derived from our proprietary technology platform is SNA-125. It is a dual kinase inhibitor (JAK3/TrkA) in clinical development for the treatment of atopic dermatitis, psoriasis, and the associated pruritus. SNA-125 represents a novel approach to the treatment of inflammatory skin diseases and the associated pruritus through a validated pathway, JAK3, that is well understood in this disease setting. SNA-125 also inhibits TrkA at a higher level of potency than SNA-120. JAK3 is required for immune cell development, and published literature supports that inhibition of JAK3 blocks the signaling of key cytokines, such as IL-2, IL-4, IL-15 and IL-21, in T cells and NK cells, and results in a reduction in the severity of autoimmune and inflammatory diseases in which those cytokines play a pivotal role. In an in vitro profiling study on human cells, SNA-125 was observed to decrease the release of key pro-inflammatory cytokines such as IL17A, IL-17F and IL-2, as well as TNF-a. In a nonclinical study, we have observed anti-inflammatory effects of SNA-125 consistent with inhibition of JAK3, including the reduction of immune cell infiltration in a rabbit scar model. Additionally, in exploratory Phase 1/2 studies with SNA-125 treating a limited area for a short duration using a prototype gel formulation, histological and biomarker analyses showed a modest drug effect in both atopic dermatitis and psoriasis. Figure 15 below shows the JAK3 signaling pathway and the point of SNA-125 inhibitory action.

Figure 15. Inhibitory Action of SNA-125 on JAK3 Pathway

There is clinical evidence to support the role of topical JAK3 inhibitors, such as tofacitinib, for the treatment of atopic dermatitis and/or psoriasis. In a randomized, double-blind, prospective, vehicle-controlled Phase 2 study of 69 subjects with atopic dermatitis conducted by Pfizer, topical tofacitinib demonstrated clinical efficacy with patients experiencing a mean 82% reduction in their Eczema Area Severity Index total score, compared with a 30% decrease in vehicle-treated controls after 4 weeks treatment. In a randomized, double-blind, prospective, vehicle-controlled Phase 2b trial of 435 subjects with mild-to-moderate plaque psoriasis, topical tofacitinib (2%, BID) demonstrated significant efficacy compared with control treatment whereby 22.5% of subjects achieved clear or almost clear and ≥2 grade improvement on the Calculated Physician’s Global Assessment at week 8. The study also demonstrated rapid and significant improvement in pruritus severity for tofacitinib compared with control. The clinical benefit of JAK inhibition, combined with the higher potency of SNA-125 on TrkA, may confer a greater effect on psoriasis disease endpoints in addition to pruritus and result in an improved profile in this indication. We believe the potential systemic safety issues that limit the use of tofacitinib and other JAK inhibitor compounds in topical administration, can be overcome with SNA-125 through our platform technology that confers low systemic exposure. As a result, we believe SNA-125 has the potential to provide substantial improvements over currently approved topical therapies for atopic dermatitis, psoriasis and the associated pruritus, including improved efficacy, by targeting both conventional and neurogenic inflammatory pathways, targeting pruritus, and providing better local tolerability and minimal to no systemic exposure. Further, because of the minimal to no systemic exposure, we believe that SNA-125 has the potential to be better suited for chronic administration than other topical JAK3 inhibitors, such as topical tofacitinib.

Overview of atopic dermatitis

Atopic dermatitis is an inflammatory skin disease involving an abnormal skin barrier and disruption in the skin’s ability to insulate the body from exposure to external stimuli. It is a disease of unknown origin that usually starts in early infancy and is typified by pruritus, eczematous lesions, xerosis (dry skin), and lichenification of the skin (thickening of the skin and increase in skin markings). Atopic dermatitis is also referred to as eczema and atopic eczema. Atopic dermatitis is associated with other atopic diseases, for example, asthma, allergic rhinitis, urticaria, acute allergic reactions to foods and increased immunoglobulin E production, in many patients. The American Academy of Dermatology estimates that up to 25% of children suffer from atopic dermatitis. Safety concerns with steroids are very high in this population and parents of affected children are highly focused on minimizing short- and long-term side effects from steroid use. Generally, the disease burden of atopic dermatitis decreases as patients age, leaving 2-3% of adults suffering from atopic dermatitis. According to the National Eczema Association, as of 2017, the prevalence of atopic dermatitis is estimated at 28 million in the United States. Approximately 85% of atopic dermatitis patients have mild-to-moderate disease according to Datamonitor Healthcare.

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

In March 2017, the FDA approved Dupixent (dupilumab), an IL-4R antagonist biologic for the treatment of moderate-to-severe atopic dermatitis. Just as with psoriasis, Dupixent and other biologics in development have the potential to improve the treatment of atopic dermatitis for the more severe population, but we believe the safety profile of these drugs will limit their use in the larger population with mild-to-moderate disease and in children and adolescents. In December 2016, the FDA approved Eucrisa (crisaborole) as a topical treatment for mild-to-moderate atopic dermatitis. Eucrisa is a PDE4 inhibitor and acts on TNF-alpha, IFN-gamma, IL-12, IL-23 and other cytokines. It was studied in multiple clinical trials in atopic dermatitis and demonstrated adequate efficacy and a favorable safety profile. According to Datamonitor Healthcare, the global market for prescription atopic dermatitis drugs is expected to grow by approximately 90% by 2025 from its 2016 level of $4.0 billion.

Market Opportunity for SNA-125

We believe SNA-125 has the potential to be suitable for the chronic topical treatment of atopic dermatitis due to its dual mechanism of action (JAK3/TrkA) and the expectation of low systemic exposure seen in clinical studies to date utilizing our platform technology. If approved for atopic dermatitis with a profile on par with Eucrisa, we believe there is a significant market opportunity for SNA-125. If SNA-125 is able to demonstrate better efficacy than Eucrisa while maintaining a strong safety profile, we estimate that SNA-125 could capture a significantly larger share than Eucrisa, exceeding the current market expectations for that drug.

We also believe SNA-125 has the potential to be suitable for the chronic topical treatment of psoriasis and the associated pruritus. If SNA-125 is approved with an indication in psoriasis, we believe that many physicians may prescribe SNA-125 as a first-line treatment for mild-to-moderate psoriasis patients, and SNA-125 may achieve higher market penetration than SNA-120, if both are approved.

If approved, we anticipate that SNA-125 is likely to be priced in line with other branded topical medications like Eucrisa for atopic dermatitis. Branded topical pricing is well established, and payors are supportive of cost-effective therapies that can address patient needs without having to resort to expensive biologics.

Clinical Development

We initiated our first-in-human studies in atopic dermatitis and psoriasis outside the United States pursuant to Clinical Trial Applications in Canada and Germany. Subsequently, we intend to file an IND for SNA-125 to support the first U.S. clinical study.

For our exploratory Phase 1/2 study in atopic dermatitis, we utilized the bilateral lesion assay, a randomized, double-blind, intra-individual comparison, in 30 subjects with atopic dermatitis to assess a high dose (2% w/w) and a low dose (0.2% w/w) of SNA-125 prototype gel formulation compared to vehicle control and an active control. Subjects were treated in the clinic, with each treatment administered topically once daily for 14 days. In this study, SNA-125 was well tolerated and showed no safety signals in both healthy subjects and patients with atopic dermatitis, with no serious AEs reported. The most common treatment-related AEs were pain and pruritus. Similar small reductions in clinical scores of target lesions were observed for both SNA-125 and vehicle; however, certain histological and biomarker changes indicated a modest drug effect with SNA-125.

In our exploratory Phase 1/2 psoriasis study, we used the modified microplaque assay model, a randomized, double-blind, intra-individual comparison, in 15 subjects with psoriasis to gain early clinical insight into the safety, tolerability and efficacy of SNA-125 prototype gel formulation (2% and 0.2% w/w) compared to vehicle control and an active control. Subjects were treated in the clinic, with each treatment administered topically once daily for 10 days. In this model, SNA-125 was well tolerated and showed no safety signals. Neither dose of SNA-125 reduced the inflammatory skin infiltrate thickness from baseline. However, histological and biomarker analyses showed a modest, statistically significant reduction with SNA-125 (0.2% w/w) in epidermal thickness from baseline (-17%, p<0.05), as well as modulation of certain psoriasis-relevant biomarkers and gene expression profiles.

We plan to pursue further clinical development with a more optimal cream formulation in both of these indications, with a Phase 2 clinical trial initially in atopic dermatitis, subject to securing sufficient capital to complete the trial.

Nonclinical Development

We have conducted numerous in vitro and in vivo nonclinical studies to evaluate the pharmacokinetics, pharmacodynamics and toxicology of SNA-125. Our studies have shown strong inhibitory activity against JAK3 and TrkA, key drug targets involved in inflammatory diseases. Importantly, in nonclinical studies, SNA-125 was shown to have a favorable safety profile and minimal systemic exposure, potentially supporting its chronic topical administration. Additional profiling of SNA-125 activity demonstrated anti-proliferative activity, anti-inflammatory activity and inhibition of neuronal signaling of pruritus in multiple nonclinical experiments, in the absence of toxicity.

We studied single dose topical administration of SNA-125 in rats and minipigs to demonstrate low systemic exposure and absorption. The results have shown that no or negligible amounts of SNA-125 are systemically absorbed through the dermal route. In repeat dose toxicology studies with topical administration, we again observed no systemic absorption or clinical signs of toxicity in ophthalmic, hematological and clinical chemistry examinations. To further understand the metabolism of SNA-125, we conducted PK studies in rodent and non-rodent species using intravenous administration. These studies demonstrated rapid system elimination, with an estimated half-life of approximately 25 minutes.

Single and repeat dose dermal studies showed no evidence of clinical or behavioral toxicity, noteworthy histological or immunohistochemical findings, or systemic absorption. After repeated IV administration, no treatment-related mortality was observed, and mid-to-high dose tissue inflammation completely resolved.

Early-stage Pipeline

In addition to SNA-120 and SNA-125, we have developed additional NCEs which have shown favorable data in early nonclinical studies. If we continue to observe positive data indicating potential efficacy, we intend to advance these assets into preclinical and clinical development. While our initial focus is the development of drug candidates for inflammatory skin conditions, there are several therapeutic areas for which we believe we can develop novel targeted drug candidates that target select pathways in other specific tissues, such as the GI tract, the eye, or the lung, with minimal systemic exposure. Over time, subject to securing additional capital, we intend to advance additional compounds from our technology platform into clinical development.

Topical Photoparticle TherapyTM

Our Topical Photoparticle TherapyTM technology uses precisely engineered silver particles to absorb near infrared laser light and cause selective photothermolysis, a method of using light energy to produce heat in a specific tissue and facilitate local tissue injury. SNA-001, our lead product candidate from this platform, is a ready-to-use topical suspension of ultra-efficient, near-infrared light absorbing silver particles under development as a pre-treatment to be used in conjunction with commercial lasers for the reduction of unwanted light-pigmented hair, including white, gray, blonde, light red and light brown hair, and for the treatment of acne. In the case of light or mixed pigmented hair, which cannot be adequately removed with lasers alone, SNA-001 targets the hair follicle. In the case of acne, SNA-001 targets one of the key structures implicated in the pathogenesis of acne, the sebaceous gland. The particles are silica coated, nanoscale plates that are tuned, through variance of particle dimensions in manufacturing, to wavelengths of most of the currently installed base of dermatologic lasers, including 755 nm, 810 nm and 1064 nm. SNA-001 is applied to the skin using mechanical vibration to drive the silver particles into the pilosebaceous unit (PSU). When illuminated by laser light, the particles exhibit plasmonic resonance, whereby surface electrons oscillate at the frequency of the incident light and emit heat locally. The particles convert laser light energy into heat, facilitating selective photothermolysis. This effect is designed to cause injury to the hair follicle and sebaceous gland without damaging the adjacent skin. SNA-001’s mechanism of action causes it to be regulated as a 510(k) medical device by the FDA, and we expect to pursue clearance of one or more premarket notifications pursuant to Section 510(k) of the Federal Food, Drug, and Cosmetic Act (FDCA) for SNA-001. Figure 16 below illustrates the process of selective photothermolysis of the hair follicle and sebaceous gland caused by SNA-001.

Figure 16. Photoparticle Therapy with SNA-001 Causes Selective Photothermolysis of the Hair Follicle and Sebaceous Gland

SNA-001 for the reduction of light-pigmented hair

The market for hair reduction

A variety of options for temporary or permanent hair removal are available including shaving, plucking, clipping, waxing, sugaring, threading, depilatory creams and foams, rotary epilation, electrolysis, and laser. Each of these options is limited by either inconvenience, temporary effectiveness, pain or the potential for adverse events associated with their use. The exception is the use of lasers to reduce the size and number of dark-pigmented hairs.

Available for nearly 25 years, laser hair removal is one of the most commonly performed aesthetic procedures in the world. With more than 12 million procedures performed annually in the United States according to Kalorama, countless patients have benefitted from the lasting results, except for those with light hair. Of the 53 million people who use laser treatments, waxing and other methods to remove unwanted hair, one in three are light-haired. People with white, gray, blonde and red hair, for whom lasers are ineffective, have been limited to using waxing and razors to remove their unwanted light hair, which yield temporary results and, in the case of waxing, can be costly to maintain. Market data indicate that a safe and effective treatment for people with light hair could increase the number of laser hair removal procedures by 27% in the United States.

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

Use of SNA-001 in combination with laser light has the potential to provide a differentiated and non-systemic treatment solution to help deliver light-absorbing silver particles to hair follicles. For dark hair, sufficient pigment is present in the hair shaft and absorbs laser light, heating the hair-producing follicular cells and causing thermal injury to the follicle. For light-pigmented hair, there is insufficient pigment to result in thermal injury to the follicle from laser treatment. Photoparticle therapy with SNA-001 mediates selective photothermolysis of the hair follicle regardless of the amount of pigment.

Clinical Development Program

Pivotal studies

We met with the FDA to discuss our plans to develop SNA-001 for light-pigmented hair reduction, based on results from a small feasibility study. We incorporated the FDA’s feedback regarding the design of our pivotal trials and confirmed that the applicable pathway to market for SNA-001 is via the 510(k) clearance process.

We conducted three separate multicenter, randomized, double-blind, within-subject and vehicle-controlled studies to evaluate SNA-001 for enhancement of the therapeutic effect of laser in reduction of light-pigmented hair. The primary endpoint was the percentage change in hair count from baseline to three months after the final of six treatments delivered over 35 weeks. The three trials used nearly identical protocols but different laser wavelengths corresponding to three commonly used commercial lasers, 755 nm, 810 nm and 1064 nm, enrolling 64, 65 and 57 subjects respectively.

In these trials, SNA-001 met the primary endpoint of non-inferiority in hair reduction. In additional analyses, SNA-001 in conjunction with an 810 nm Diode laser was statistically superior compared to vehicle+Laser, demonstrating up to a 32% reduction of light hair from baseline. SNA-001 in conjunction with a 1064 Nd:YAG and 755 nm Alexandrite laser for the reduction of light hair also showed a significant reduction from baseline. These results, however, were less differentiated from the vehicle+Laser group compared to the 810 nm Diode laser study results. In all of these trials, SNA-001 was well tolerated, with no unexpected, treatment-related AEs observed. These results provide a potential path to regulatory clearance for SNA-001, and we are seeking a strategic partner to maximize its value.

Market opportunity for SNA-001 for hair reduction

We anticipate that SNA-001 would be marketed to medispas and laser centers, as well as dermatologists and health care practitioners (HCPs) that are currently performing laser hair reduction in their practice. From our market research we estimate that approximately 1,300 dermatologists could be targeted for hair reduction using SNA-001 based on their current treatment patterns and access to a laser. These dermatologists perform approximately one million procedures annually. Of these, dermatologists report that 28% of existing procedures result in sub-optimal outcomes because of too lightly pigmented hair. Additionally, surveyed dermatologists estimate that SNA-001 has the potential to expand their procedure volumes 27% by attracting patients who are currently not candidates for laser hair reduction. HCPs in medispas and laser centers perform approximately 10 times the laser hair reduction procedures as dermatologists. Given the potential benefits of SNA-001 and ease with which it could fit into existing practice procedures, we believe SNA-001 represents a meaningful opportunity.

Currently, dermatologists and HCPs charge between $150-$350 per laser hair reduction procedure for an average sized treatment area such as axillae or bikini line. Because laser hair reduction is ineffective for light-pigmented hair and limited alternative treatment options exist, we anticipate that physicians will be able to charge a modest premium for light-pigmented laser hair reduction with SNA-001.

We believe there may be additional potential to enhance the aesthetic applications of SNA-001 in the treatment of dark-haired and dark-skinned patients, as well as in the treatment of vellus hair.

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

The oral retinoid isotretinoin, also known as Accutane, is the only approved drug shown to target the sebaceous gland, shrinking the size of the gland and significantly reducing sebum outflow. Notwithstanding its strong efficacy profile, use of isotretinoin is limited by its severe side effect profile, given that the drug is a known teratogen that can cause birth defects and may be associated with depression, psychosis and, in rare instances, suicide. Common side effects include dry skin, muscle aches, joint pains, and liver enzyme elevations. Therefore, its use has been reserved for the most severe form of the disease, and in 2009, the manufacturer of Accutane withdrew the branded product from the market. The method of action of isotretinoin and its high effectiveness has provided useful insights into the sebaceous gland as a key target, as it is the only drug with long-term maintenance of treatment effect after patients stop taking the drug. Figure 17 below illustrates the current paradigm for the treatment of acne.

Figure 17. Current Acne Treatment Paradigm

Acne Facial Acne -Mild-to-Moderate Disease Facial Acne -Moderate-to-Severe Disease Back Acne Current Treatment LandscapeTopical Therapies Topical Retinolds: Includes tretinoin, adapalene and tazarotene, Have anti-inflammatory properties and can block the formation of comedones.Benzoyl Peroxide: Antibacterial agent that kills the P Acnes bacteria.Topical Antibiotics: Includes clindamycin and erythromycin. Thought to act through antibacterial and anti-inflammatory mechanisms.Topical Combo Therapy: Combines medications from the three above categories.Systemic TherapiesSystemic Antibiotics: Most commonly used are tetracycline class and macrollde class of antibiotics. Always used in combination with topical combo therapy. Hormonal Treatments: Includes oral contraceptive pills and androgen receptor blockers like aldactone/spironolactone.Oral Isotretinain: Previously sold under brand name Accutane. Reserved for server or treatment resistant acne due to side effects.

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

Clinical Development Program

Pivotal studies

We met with the FDA to discuss our plans to develop SNA-001 for the treatment of acne, based on results from a small feasibility study. We incorporated the FDA’s feedback regarding the design of our pivotal trials and confirmed that the applicable pathway to market for SNA-001 is via the 510(k) clearance process.

We conducted three separate multicenter, randomized, double-blind, split-face studies to evaluate SNA-001 in conjunction with laser for the treatment of moderate or severe facial acne. The split-face design means that each subject received SNA-001 on one side of the face and vehicle, or sham control, on the other side of the face, and both sides of the face were treated with laser. The three trials used nearly identical protocols but different laser wavelengths corresponding to three commonly used commercial lasers, 755 nm, 810 nm and 1064 nm, enrolling 69, 78 and 89 subjects, respectively.

In these trials, SNA-001 was non-inferior to laser therapy. SNA-001 was well tolerated, with no unexpected, treatment-related AEs observed. The results provide a potential path to regulatory clearance for SNA-001, and we are seeking a strategic partner to maximize its value.

Market opportunity for SNA-001 for acne

We anticipate that SNA-001 would be marketed to medispas and laser centers, as well as dermatologists with a strong focus on medical and aesthetic conditions. According to primary market research by the company with over 400 dermatologist respondents through multiple surveys, 64-82% of practices have laser/light technology installed and could be target customers for SNA-001. Of the approximately 10,000 dermatologists in the United States, 2,900 focus on acne, have laser technology installed, and have an estimated 6.5 million acne patients visits annually, representing approximately 3.0 million acne patients. Additionally, 39% of acne patients in the dermatologist’s office are young adults or adults, typically female, and may already be consumers of other procedural solutions.

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

Despite the availability of reimbursed therapies, we expect that a large number of patients would be willing to pay for procedural solutions like SNA-001 which has a safety and tolerability profile similar to that of laser alone. Procedural solutions are also attractive to HCPs because they receive a portion of the economic value based on their participation in administering the solution. SNA-001 plus laser procedures are likely to be priced in line with other similar procedural cash-pay solutions. Pricing to the patient for procedural cash-pay solutions such as fillers, toxins, photodynamic therapy (Levulan) or cryolipolysis (CoolSculpting) ranges from approximately $350-$2,500 per procedure.

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

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We consider our primary potential competition to be existing providers and drug developers of therapeutics to treat psoriasis, atopic dermatitis and the associated pruritus. Any product candidates that we successfully develop and commercialize will compete with these existing therapies and procedures as well as new therapies that may become available in the future. Our success will be based in part on our ability to discover, develop and commercialize product candidates that are innovative, differentiated and safer and more effective than competing products.

With respect to SNA-120 and SNA-125 for the topical treatment of mild-to-moderate psoriasis, we would face potential competition from companies that market corticosteroids, Vitamin D analogues, combinations thereof and calcineurin inhibitors. There are also topical products that are marketed or in development for the treatment of psoriasis, and that could compete with SNA-120 or SNA-125, including Pefcalcitol/M5180, a PDE inhibitor being developed by Maruho Co., Ltd.; ARQ-151, a cream formulation being developed by Arcutis, Inc.; Icotinib, an epidermal growth factor receptor (EGFR) antagonist begin developed by Betta Pharmaceuticals Co., Ltd.; BMX-010, a manganese-porphyrin-derivative being developed by BioMimetix JV, LLC; Tapinarof (formerly GSK2894512), a topical aryl hydrocarbon receptor (AhR) activator being developed by Dermavant Sciences, Inc.; LEO 124249, a JAK inhibitor being developed by Leo Pharma A/S; MC2-01 PAD, a formulation of calcipotriene and betamethasone dipropionate, and MC2-16, a formulation of calcipotriene, both being developed by MC2 Therapeutics; SB414, a topical nitric oxide formulation being developed by Novan, Inc.; Duobrii/IDP-118, a formulation of halobetasol propionate and tazarotene, being developed by Ortho Dermatologics, a division of Bausch Health Companies Inc., and Bryhali (halobetasol propionate) Lotion .01% (formerly Jemdel/IDP-122), being marketed by Ortho; PF-06700841, a Tyrosine kinase 2 (TYK2)/JAK1 inhibitor, and Tofacitinib, a JAK3 inhibitor, being developed by Pfizer Inc.; and SAN021, an East Indian Sandalwood Oil (EISO) serum being developed by Santalis Pharmaceuticals, Inc.

With respect to SNA-125 for the treatment of atopic dermatitis, we would face potential competition from companies that market branded and generic corticosteroids or the topical calcineurin inhibitors, Elidel, which is being marketed by Ortho, and Protopic, which is being marketed by Leo. Other topical products marketed or in development for the treatment of atopic dermatitis, and that could compete with SNA-125 include ATI-502, a JAK1/JAK3 inhibitor, and ATI-1777, a “soft” JAK1/JAK3 inhibitor, both being developed by Aclaris Therapeutics, Inc.; PAC-14028, a TRPV1 antagonist being developed by Amorepacific Corporation; AMG0101 (formerly MP-40), a nuclear factor-KB decoy oligonucleotide being developed by AnGes, Inc.; AOB102, a formulation of ammonia-oxidizing bacteria being developed by AOBiome Therapeutic; Tapinarof (formerly GSK2894512), a topical AhR activator being developed by Dermavant; DS107, a bioactive lipid being developed by DS Biopharma; Ruxolitinib (formerly INCB018424), a JAK1/JAK2 inhibitor being developed by Incyte Corporation; Delgocitinib, a pan-JAK inhibitor being developed by Leo; SB414, a topical nitric oxide formulation being developed by Novan; ZPL-521, a cytosolic phospholipase A2 (cPLA2) inhibitor being developed by Novartis AG; IDP-124, a calcineurin inhibitor being developed by Ortho; PF-04965842, a JAK inhibitor being developed by Pfizer, and Eucrisa (crisaborale) Ointment 2%, being marketed by Pfizer; ALX-101, a liver X receptor (LXR) agonist being developed by Ralexar Therapeutics, Inc.; PR022, a formulation of hypochlorous acid being developed by Realm Therapeutics plc; and SIG1322 (formerly DMT210), an isoprenylcysteine (IPC) analog being developed by Signum Dermalogix.

With respect to SNA-120 for the treatment of pruritus associated with psoriasis or atopic dermatitis, we would face competition from companies that market anti-histamines, doxepin and gabapentin. Other products approved for psoriasis or atopic dermatitis, including certain biologics and topical steroids, may have a beneficial effect on pruritus in psoriasis or atopic dermatitis patients, respectively. Product candidates under development that could be used to treat pruritus associated with psoriasis or atopic dermatitis and compete with SNA-120 or SNA-125 include: Korsuva (Difelikefalin/CR845), a K opioid receptor agonist being developed in multiple formulations by Cara Therapeutics; Nemolizumab, an injectable anti-IL-31 receptor A monoclonal antibody being developed by Galderma laboratories, a division of Nestlé Skin Health; GSK2330672, an oral ileal bile acid transporter (IBAT) inhibitor being developed by GlaxoSmithKline plc; HL151, an oral anti-histomine being developed by Hanlim Pharmaceutical Co., Ltd.; Itacitinib/INCB039110, an oral JAK1 inhibitor being developed by Incyte; Aprepitant, a topical NK-1 antagonist being developed by Leo; Serlopitant, an oral Neurokinin 1

(NK-1) antagonist being developed by Menlo Therapeutics; Orvepitant, an oral NK-1 antagonist being developed by NeRRe Therapeutics; ZPL389, an oral anti-histamine being developed by Novartis; RVT-1601 (formerly PA101), an inhaled formulation of cromolyn sodium being developed by Respivant Sciences; SK-1405, an oral formulation being developed by Sanwa Kagaku Kenkyusho Co., Ltd.; Asimadoline, an oral K opioid receptor agonist being developed by Tioga Pharmaceuticals; Nalfurafine/TRK-820, an injectable K opioid receptor agonist being developed by Toray Industries; Nalbuphine ER, an oral µ opioid receptor antagonist and K opioid receptor agonist being developed by Trevi Therapeutics; Tradipitant/VLY-686, an oral NK-1 antagonist being developed by Vanda Pharmaceuticals Inc.; and Itacitinib/INCB039110, an oral JAK1 inhibitor in development by Washington University School of Medicine.

Commercial Operations

We currently have no sales organization. We have retained global rights to all of our product candidates, and, if one of our product candidates in inflammatory skin disorders is approved by the FDA, expect to access the market in North America through a specialty dermatology-focused sales force. We expect that our sales force will be supported by sales management, internal sales support, an internal marketing group and distribution support. We intend to invest in our commercial capabilities prudently by focusing our marketing efforts on the dermatologists who have the highest prescription volumes. We will also evaluate licensing and partnering with third parties to help us reach other sales channels and certain geographic markets.

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

Our patent portfolio consists of a combination of issued patents and pending patent applications that are owned by us (and our subsidiaries) or licensed from third parties. As of December 31, 2018, we own or have an exclusive license in certain fields of use to over 250 patents and patent applications in the United States and internationally.

Our patent portfolio includes patents and patent applications that are directed to our proprietary technology platform, including our lead compounds SNA-120 and SNA-125, and as of December 31, 2018, includes approximately six issued U.S. patents and 112 issued international patents in Australia, Canada, China, Albania, Austria, Bosnia & Herzegovina, Belgium, Bulgaria, Switzerland & Liechtenstein, Cyprus, Czech Republic, Germany, Denmark, Estonia, Spain, Finland, France, Great Britain, Greece, Croatia, Hungary, Ireland, Iceland, Italy, Lithuania, Luxembourg, Latvia, Monaco, Macedonia, Malta, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Sweden, Slovenia, Slovakia, San Marino, Turkey, Hong Kong, Israel, India, Indonesia, Japan, South Korea, Mexico, New Zealand, Russia, South Africa, Singapore, and Ukraine; and 21 pending U.S. patent applications and 16 pending international patent applications, including PCT (Patent Cooperation Treaty) international applications and patent applications in Brazil, Egypt, Malaysia, Mexico and Japan. This patent portfolio includes patents and patent applications directed to compositions of matter, formulations, use and process. In general, patents have a term of 20 years from the application filing date or earliest claimed non-provisional priority date. Several of our issued U.S. and international patents that relate to our SNA-120 and SNA-125 technologies are scheduled to expire in approximately 2026 through 2032 and may be extended by up to five years in certain countries via patent term extension depending on the regulatory pathway. Certain other patents and patent applications directed to this patent portfolio, if they were to issue, may have later expirations.

Our patent portfolio also includes patents and patent applications that are directed to our Topical Photoparticle TherapyTM technology, including SNA-001, and as of December 31, 2018, includes approximately 21 issued U.S. patents and 71 issued international patents in Australia, Japan, China, Germany, France, United Kingdom, Ireland, Italy, Monaco, Netherlands, Spain, Sweden, Switzerland & Liechtenstein, Turkey, Norway, Denmark, Finland, Poland, Austria, Greece, Hungary, Belgium, Czech Republic, and Romania; and five pending U.S. patent applications and 24 pending international patent applications in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Mexico, Russia and South Korea. Our Topical Photoparticle TherapyTM patent portfolio includes patents and patent applications directed to compositions of matter, use and process. In general, patents have a term of 20 years from the application filing date or earliest claimed non-provisional priority date. Several of our issued U.S. and international patents that relate to our SNA-001 technologies expire in 2031 through 2033. Certain other patents and patent applications directed to our Topical Photoparticle TherapyTM portfolio, if they were to issue, may have later expirations.

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

We also protect our brand through procurement of trademark rights. As of December 31, 2018, we own approximately 53 registered trademarks around the world, as well as 16 U.S. and 120 international pending trademark applications, including registrations in the European Union, Switzerland, Norway, Turkey, Russia, China, Colombia, India, Japan, Mexico, South Korea, Singapore, Vietnam, Australia, Argentina, Israel, New Zealand, Monaco, and the Philippines. Our trademarks SIENNA®, SIENNA BIOPHARMACEUTICALS®, TPT®, TOPICAL BY DESIGN®, LSE®, and SCIENCE YOU CAN SEE. CONFIDENCE YOU CAN FEEL.® are registered trademarks that we own in certain international countries. In order to supplement protection of our brand, we have also registered several internet domain names.

Significant Transaction—Acquisition of Creabilis plc

In December 2016, we entered into a Share Purchase Agreement to acquire the entire issued share capital of Creabilis plc, which, upon closing, became our direct wholly-owned subsidiary. Through the acquisition of Creabilis we obtained our proprietary technology platform and related product candidates, including SNA-120 and SNA-125. In connection with closing, we made an upfront payment of $0.2 million in cash, issued 1,407,679 shares of our Series A-3 Preferred Stock to the former Creabilis shareholders and settled approximately $6.7 million of Creabilis liabilities. In October 2017, we commenced our additional Phase 2b clinical trial for SNA-120, triggering our first contingent milestone payment of $5.0 million, less certain offsets totaling approximately $0.3 million, which we satisfied by issuing an aggregate of 201,268 shares of common stock to the former Creabilis shareholders in December 2017 pursuant to the terms of the Share Purchase Agreement.

Upon the achievement of certain additional development, approval and sales milestones for SNA-120 and SNA-125, we are obligated to pay the former Creabilis shareholders up to an aggregate of $53.0 million, which consists of an aggregate of $25.0 million in cash and $28.0 million in shares of our common stock, including our obligation, upon the commencement of our Phase 3 clinical trial of SNA-120, to issue $18.0 million in shares of our common stock, less certain offsets if applicable. In addition, upon the achievement of certain annual net sales milestone thresholds for qualifying products, including SNA-120 and SNA-125, we are required to pay the former Creabilis shareholders up to an aggregate of $80.0 million in cash as well as one-time royalties of less than 1% on net sales of qualified products that exceed these net sales thresholds in the year such threshold is achieved.

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

Additionally, in November 2018, FDA officials announced forthcoming steps that the FDA intends to take to modernize the premarket notification pathway under Section 510(k) of the FDCA. Among other things, the FDA announced that it plans to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicate devices. These proposals include plans to potentially sunset certain older devices that were previously used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. The FDA also announced that it intends to finalize guidance to establish a premarket review pathway for “manufacturers of certain well-understood device types” as an alternative to the 510(k) clearance pathway and that such premarket review pathway would allow manufacturers to rely on objective safety and performance criteria recognized by the FDA to demonstrate substantial equivalence, obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. These proposals have not yet been finalized or adopted, and the FDA announced that it would seek public feedback prior to publication of any such proposals, and may work with Congress to implement such proposals through legislation.

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

EEA Medical Devices Approval

There is currently no premarket government review of medical devices in the EEA. However, all medical devices placed on the market in the EEA must meet the relevant essential requirements laid down in Annex I of Directive 93/42/EEC concerning medical devices (the “Medical Devices Directive”). To achieve compliance, medical devices must meet the “Essential Requirements” laid down in Annex I of the EU Medical Devices Regulation relating to safety and performance. To demonstrate compliance with the Essential Requirements and obtain the right to affix the Conformité Européene, or CE, mark, without which medical devices cannot be commercialized in the EEA, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization designated by a competent authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body would audit and examine the Technical File and the quality system for the manufacture, design and final inspection of the medical devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements. This Certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

On April 5, 2017, the European Parliament passed the Medical Devices Regulation which repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member states, a regulation is directly applicable, i.e., without the need for adoption of EEA member state laws implementing them, in all EEA member states. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The Medical Devices Regulation will not become fully applicable until three years following its entry into force, but medical device manufacturers, including our company, are already adjusting their conformity assessment procedures and working with their Notified Bodies, to meet the more stringent requirements of the EU Medical Devices Regulation with respect to their product candidates.. Once applicable, the Medical Devices Regulation will among other things:

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

Further, the EU Medical Devices Regulation explicitly provides that high intensity electromagnetic radiation (e.g. infra-red, visible light and ultra-violet) emitting equipment intended for use on the human body, including coherent and non-coherent sources, monochromatic and broad spectrum, such as lasers and intense pulsed light equipment, for skin resurfacing, tattoo or hair removal or other skin treatment, falls under its scope. Our product candidate SNA-001 would thus need to comply with the requirements of the Medical Device Regulation before it can be commercialized for removal of light-pigmented hair in the EEA.

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

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. Among other things, HITECH made HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. For example, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, which, among other things, removes penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance. Further, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. While the Trump Administration and the Centers for Medicare & Medicaid Services have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, will impact the law. The current Presidential Administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. It is uncertain the extent to which any such changes may impact our business or financial condition.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act to reduce healthcare expenditures. These changes include the Budget Control Act of 2011, which led to aggregate reductions of Medicare payments to providers of 2% per fiscal year and that will remain in effect through 2027 unless additional action is taken by Congress, and the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products.

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

We expect that the drug product for SNA-120 will be an ointment formulation for topical application, and we intend to assess multiple concentrations and formulations for SNA-125. Drug product manufacturing uses common processes and readily available materials. The formulation of SNA-120 we will use in our Phase 3 pivotal trials is the formulation anticipated for commercial launch. The ointment formulation has historically shown stability at room temperature adequate to support commercialization. We believe our current SNA-120 drug product supply chain is sufficient to supply our Phase 3 pivotal clinical trials.

Topical Photoparticle TherapyTM

We are responsible for supplying SNA-001 substance for all territories. Our current SNA-001 substance supply chain involves two contractors: the supplier of silver nanoplates for SNA-001 and the manufacturer of the topical gel formulation.

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

We also have a commercial supply agreement with Unicep to supply SNA-001 finished product on a nonexclusive basis, subject to certain contingencies. We believe our current SNA-001 substance contractors have the scale, the systems and the experience to supply our requirements of silver nanoplates, and topical gel formulations for all remaining and planned nonclinical studies, clinical trials and commercial launch.

Employees

As of December 31, 2018, we had 58 full-time employees, including a total of 15 employees with M.D. or Ph.D. degrees. On January 2, 2019, we implemented a corporate restructuring to focus our resources on SNA-120 for psoriasis and the associated pruritus, resulting in a reduction in force to reduce operational costs and preserve capital. The restructuring resulted in an elimination of 20 positions, or approximately 34% of our workforce, and was complete in the first quarter of 2019. As of March 8, 2019, we had 33 full-time employees, with 18 employees engaged in research and development and 15 in business development, finance, legal, human resources, facilities, information technology and general management and administration. None of our employees are represented by labor unions or, except for certain of our employees located in Italy, covered by collective bargaining agreements.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have no products approved or cleared for commercial sale and have not generated any revenue from product sales and have incurred losses in each year since our inception in July 2010. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net losses were approximately $73.5 million, $50.5 million and $21.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $159.4 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities and the acquisition of Creabilis plc, or Creabilis. Nonclinical studies and clinical trials for our product candidates will require substantial funds to complete. As of December 31, 2018, we had capital resources consisting of cash and cash equivalents of $48.5 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the nonclinical and clinical development of our lead product candidate, SNA-120, and the development of any other product candidates we may choose to pursue. These expenditures will include costs associated with conducting nonclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any nonclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our lead product candidates and any future product candidates. In addition, we are obligated to make certain milestone payments to former Creabilis shareholders upon the achievement of predetermined milestones, as well as success payments to certain of our existing stockholders if the market price of our common stock meets or exceeds certain specified share price thresholds. For instance, upon our commencement of a Phase 3 clinical trial with SNA-120, we will become obligated to issue $18.0 million in shares of our common stock, less certain offsets if applicable, to the former Creabilis shareholders. These payments, to the extent triggered and payable in cash, will also have an effect on our liquidity and capital needs. To the extent these success payment obligations are satisfied in shares of our common stock, holders of our common stock would be diluted.

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

Our future capital requirements depend on many factors, including:

•

the scope, progress, results and costs of researching and developing our lead product candidates or any future product candidates, and conducting nonclinical studies and clinical trials, in particular our planned Phase 3 pivotal clinical trials of SNA-120, and any clinical trials of SNA-125;

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

•	our ability to maintain compliance with the terms of our agreement with Silicon Valley Bank;

•	our ability to successfully partner SNA-001;

•	the cost of manufacturing our lead product candidates or any future product candidates and any products we successfully commercialize, including costs associated with building out our supply chain;

•	the cost of commercialization activities if our lead product candidates or any future product candidates are approved or cleared for sale, including marketing, sales and distribution costs;

•	the cost of building a sales force in anticipation of any such product commercialization;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of any such agreements that we may enter into;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	the costs associated with maintaining subsidiaries in foreign jurisdictions;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and

•	the timing, receipt and amount of sales of any future approved or cleared products, if any.

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

Our success payment obligations to certain of our stockholders are recorded as a liability on our balance sheet. Under generally accepted accounting principles in the United States, or GAAP, we are required to remeasure the fair value of this liability as of each quarter end. Factors that may lead to increases or decreases in the estimated fair value of this liability include, among others, changes in the value of our common stock, changes in the volatility of our common stock, changes in the applicable term of the success payments and changes in the risk-free interest rate. As a result, our operating results and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and from year to year and may reduce the usefulness of our GAAP financial statements. As of December 31, 2018 and 2017, the estimated fair value of the liability associated with the success payments was $3,000 and $3.3 million, respectively.

We may be required to repay the outstanding indebtedness pursuant to the minimum liquidity requirements or in an event of default under our loan and security agreement, which could have a materially adverse effect on our business. In addition, our operating activities may be restricted as a result of covenants related to the indebtedness.

On June 29, 2018, we entered into a loan and security agreement with Silicon Valley Bank, pursuant to which Silicon Valley Bank funded an aggregate principal amount of $30.0 million. On January 28, 2019, we amended the loan and security agreement with Silicon Valley Bank. The loan and security agreement with Silicon Valley Bank, as amended, provides that if our unrestricted cash at Silicon Valley Bank falls below the greater of (i) $30.0 million and (ii) the sum of (x) $15.0 million, plus (y) our six month cash burn, tested monthly as of the last day of each month beginning February 28, 2019, then we have the option to either prepay the term loans in denominations of $15.0 million (plus accrued and unpaid interest and certain fees) or immediately cash secure not less than the lesser of the outstanding balance or $15.0 million of the principal balance of all outstanding indebtedness under the term loans. Accordingly, Silicon Valley Bank may collateralize (or we may choose to prepay) $15.0 million in our existing cash resources if we fail to maintain these minimum liquidity requirements. If the cash is collateralized, we will be required to revise our current operating and clinical plans, including potentially commencing only a single Phase 3 trial, raising additional capital to complete the Phase 3 trials, further restructuring the company and/or entering into various strategic transactions, among other things.

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

Risks Related to Our Business

Based on our current operating plans and capital resources, we are substantially dependent on the success of our lead product candidate, SNA-120.

On January 2, 2019, we implemented a corporate restructuring to focus our resources on our lead product candidate, SNA-120 for psoriasis and the associated pruritus, resulting in a reduction in force to reduce operational costs and preserve capital. On February 8, 2019, we announced top-line results from our pivotal trials of SNA-001 for light hair removal and our plans to seek a strategic partner for SNA-001. In addition, we expect to devote a substantial portion of our current capital resources to fund the Phase 3 clinical trials of SNA-120. As a result, we are substantially dependent on the success of SNA-120. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval or clearance and commercialization of SNA-120. In the future, we may also become dependent on other product candidates that we may develop or acquire. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

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

•

our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities the safety, efficacy and acceptable risk to benefit profile of SNA-120 or any other product candidates;

•	the prevalence, duration and severity of potential side effects or other safety issues experienced with our product candidates or future approved products, if any;

•	the timely receipt of necessary marketing approvals or clearances from the FDA and similar foreign regulatory authorities;

•

achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain, compliance with our contractual obligations and with all regulatory requirements applicable to SNA-120 or any other product candidates or approved products, if any;

•	our ability to find a strategic partner to further develop SNA-001;

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

To gain approval or clearance to market our product candidates, we must provide the FDA and foreign regulatory authorities with clinical data that adequately demonstrate the safety and efficacy of the product for the intended indication applied for in the applicable regulatory filing. Product development is long, expensive and uncertain processes, and delay or failure can occur at any stage of any of our clinical development programs. A number of companies in the biotechnology, pharmaceutical and medical device industries have suffered significant setbacks in clinical trials, even after promising results in earlier nonclinical studies or clinical trials. These setbacks have been caused by, among other things, nonclinical findings made while clinical trials were underway, and safety or efficacy observations made in clinical trials including previously unreported adverse events. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct.

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

Our product candidates SNA-120 and SNA-125 are currently in clinical development. We currently have no products approved or cleared for sale, and we may never obtain regulatory approval or clearance to commercialize our lead product candidates. The research, testing, manufacturing, labeling, approval, clearance, sale, marketing and distribution of drug and medical device products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and such regulations differ from country to country. We are not permitted to market our product candidates in the United States or in any foreign countries until they receive the requisite approval or clearance from the applicable regulatory authorities of such jurisdictions.

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

Even if we eventually complete clinical testing and receive approval or clearance from the FDA or applicable foreign agencies for any of our product candidates, the FDA or the applicable foreign regulatory agency may grant marketing authorization contingent on the performance of costly additional clinical trials which may be required after approval. The FDA or the applicable foreign regulatory agency also may approve or clear our lead product candidates for a more limited indication or a narrower patient population than we originally requested, and the FDA, or applicable foreign regulatory agency, may not approve or clear our product candidates with the labeling that we believe is necessary or desirable for the successful commercialization of such product candidates. For example, SNA-120, if approved, may only receive a label covering psoriasis, but may not receive labeling covering the treatment of pruritus associated with psoriasis.

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

Although our lead product candidates, SNA-120 and SNA-125 are in nonclinical and clinical development, we may experience delays in completing ongoing studies or trials and initiating planned studies or trials, and we cannot be certain that studies or trials for our product candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

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

•

patient satisfaction with the results and administration of our products and overall treatment experience, including, for example, a smaller or no effect on the visual symptoms of psoriasis while relieving the associated pruritus;

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

We may be unsuccessful in identifying and securing a strategic partner for SNA-001.

In February 2019, we announced top-line results from our pivotal trials of SNA-001 for light hair removal and final pivotal trial of SNA-001 for the treatment of acne and our plans to seek a strategic partner to maximize the value of SNA-001. There can be no assurance that our activities will result in any agreements or transactions that will monetize SNA-001 or that will enhance shareholder value. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance shareholder value.

SNA-125, if approved for the treatment of psoriasis, may compete with SNA-120, if approved for the treatment of psoriasis, which could reduce the commercial success of SNA-120, if both are approved.

SNA-120 and SNA-125 are both designed to inhibit TrkA. To the extent both SNA-120 and SNA-125 are approved for psoriasis, physicians and patients may prefer to use SNA-125 instead of SNA-120, and the revenue we would derive from SNA-120 could be reduced. If SNA-120 and SNA-125 compete for treatment of the same indications, the incremental revenue derived from SNA-125 may be less than if SNA-125 and SNA-120 did not treat the same indications.

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

We do not have any control over the process or timing of the acquisition or manufacture of materials by our manufacturers. We generally do not begin a nonclinical study or clinical trial unless we believe we have access to a sufficient supply of a product candidate to complete such study or trial. Prior to submitting an NDA for SNA-120, we must complete nonclinical studies. If our existing manufacturers were unable to supply sufficient drug substance or drug product, this would likely result in a delay of our NDA submission and approval of SNA-120. In addition, any significant delay in, or quality control problems with respect to, the supply of a product candidate, or the raw material components thereof, for an ongoing study or trial could considerably delay completion of our nonclinical studies or clinical trials, product testing and potential regulatory approval of our product candidates. Moreover, if there is a disruption to one or more of our third-party manufacturers’ or suppliers’ relevant operations, or if we are unable to enter into or maintain arrangements for the commercial supply of our product candidates on acceptable terms, we will have no other means of producing our lead product candidates until they restore the affected facilities or we or they procure alternative manufacturing facilities or sources of supply. Our ability to progress our nonclinical and clinical programs could be materially and adversely impacted if any of the third-party suppliers upon which we rely were to experience a significant business challenge, disruption or failure due to issues such as financial difficulties or bankruptcy, issues relating to other customers such as regulatory or quality compliance issues, or other financial, legal, political, regulatory or reputational issues. Additionally, any damage to or destruction of our third-party manufacturers’ or suppliers’ facilities or equipment may significantly impair our ability to manufacture our product candidates on a timely basis.

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

The biotechnology, pharmaceutical and medical device industries in particular are characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. Numerous companies are engaged in the development, patenting, manufacturing and marketing of healthcare products competitive with those that we are developing, including biotechnology companies. We face competition from a number of sources, such as pharmaceutical companies, medical device companies, generic drug companies, biotechnology companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, sales forces, manufacturing capabilities, research and development capabilities, clinical trial expertise, intellectual property portfolios, experience in obtaining patents and regulatory approvals for product candidates and other resources than we do. Some of the companies that offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. In addition, certain of our product candidates, if approved, may compete with other dermatological products, including over-the-counter, or OTC, treatments, for a share of some patients’ discretionary budgets and for physicians’ attention within their clinical practices.

If approved for the treatment psoriasis, SNA-120 and SNA-125 will face competition from a number of approved treatments for psoriasis, including branded topical drugs and generic versions where available. In many cases, these products have been developed, and are being marketed, by well-established companies. We believe that SNA-125, if approved for the treatment of atopic dermatitis, will also face potential competition from well-established companies that market, or are expected to market, branded and generic corticosteroids or topical calcineurin inhibitors. If cleared for light-pigmented hair removal or reduction, we anticipate that SNA-001 would compete with hair reduction products designed for at-home use by the patient.

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

We restructured the Company in January 2019 to refocus our resources on the Phase 3 clinical trial program for SNA-120 and, given our considerably reduced workforce, we may experience difficulties in retaining our existing employees and managing our operations, including our continued development of SNA-120.

As of December 31, 2018, we had 58 full-time employees. On January 2, 2019, we implemented a corporate restructuring to focus our resources on our lead product candidate, SNA-120 for psoriasis and the associated pruritus, resulting in a reduction in force to reduce operational costs and preserve capital. The restructuring resulted in an elimination of 20 positions, or approximately 34% of our workforce. We will need to retain and maintain our existing managerial, operational, finance and other personnel and other resources in order to manage our operations, clinical trials, and continue our development activities, including our Phase 3 clinical trial program for SNA-120. Our management and personnel, systems and facilities currently in place may not be adequate to support our strategy. Our need to effectively execute our strategy requires that we:

•	manage our clinical trials effectively;

•	identify, recruit, retain, incentivize and integrate additional employees, including sales personnel;

•	manage our internal development and operational efforts effectively while carrying out our contractual obligations to third parties; and

•	continue to maintain and improve our operational, financial and management controls, reports systems and procedures.

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

If we are not successful in discovering, developing, acquiring and commercializing additional product candidates, our ability to expand our business and achieve our longer-term strategic objectives would be impaired.

Although a substantial amount of our effort will focus on the continued nonclinical and clinical testing and potential approval or clearance of SNA-120, a key element of our longer-term strategy is to discover, develop and commercialize a diverse portfolio of product candidates to serve the dermatology market. We are seeking to do so through our internal research programs and may explore strategic collaborations for the development or acquisition of new products. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of intellectual property, products or technologies. In December 2016, we acquired the entire issued share capital of Creabilis plc, which became our direct wholly-owned subsidiary. In connection with closing, we made an upfront payment of approximately $0.2 million in cash, issued 1,407,679 shares of our Series A-3 Preferred Stock to the former Creabilis shareholders and settled approximately $6.7 million of Creabilis liabilities. In October 2017, we commenced our additional Phase 2b clinical trial for SNA-120, triggering our first contingent milestone payment of $5.0 million, less certain offsets totaling approximately $0.3 million, which we satisfied by issuing an aggregate of 201,268 shares of common stock to the former Creabilis shareholders in December 2017 pursuant to the terms of the Share Purchase Agreement. Upon the achievement of certain additional clinical, regulatory and approval milestones for SNA-120 and SNA-125, we are obligated to pay the former Creabilis shareholders up to an aggregate of $53.0 million, which consists of an aggregate of $25.0 million in cash and $28.0 million in shares of our common stock and includes our obligation to, upon the commencement of a Phase 3 clinical trial of SNA-120, issue $18.0 million in shares of our common stock, less certain offsets if applicable. In addition, upon the achievement of certain annual net sales milestone thresholds for qualifying products, including SNA-120 and SNA-125, we are required to pay the former Creabilis shareholders up to an aggregate of $80.0 million in cash as well as one-time royalties of less than 1% on net sales of qualified products that exceed these net sales thresholds in the year such threshold is achieved.

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

If we do not successfully integrate Creabilis or other acquired businesses or assets into our business operations, our business could be adversely affected.

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

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with this annual report, Section 404 requires that we file with the SEC an annual management assessment of the effectiveness of our internal control over financial reporting. We have furnished in this Annual Report on Form 10-K a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2018. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following August 1, 2022, the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

During the course of our review and testing of our internal control over financial reporting, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Securities Exchange Act of 1934, as amended. In order to report our results of operations and financial statements on an accurate and timely basis, we will depend, in part, on CROs to provide timely and accurate notice of their costs to us. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The Nasdaq Global Select Market or other adverse consequences that would materially harm to our business.

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

Risks Related to Intellectual Property

Our proprietary platform technology and any future products that we commercialize could be alleged to infringe patent rights and other proprietary rights of third parties, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages and/or limit our ability to commercialize our products.

Our commercial success depends on our ability to develop, manufacture and market candidates from our proprietary platform technology and use our platform technology without infringing the patents and other proprietary rights of third parties. Intellectual property disputes can be costly to defend and may cause our business, operating results and financial condition to suffer. We operate in an industry with extensive intellectual property litigation. As the biopharmaceutical and dermatological product industries expand and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our products and technology of which we are not aware or that we may need to challenge to continue our operations as currently contemplated.

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

In addition, patent applications in the United States and many international jurisdictions are typically not published until 18 months after the filing of certain priority documents (or, in some cases, are not published until they issue as patents) and publications in the scientific literature often lag behind actual discoveries. Thus, we cannot be certain that others have not filed patent applications or made public disclosures relating to our technology or our contemplated technology. A third party may have filed, and may in the future file, patent applications covering our products or technology similar to ours. Any such patent application may have priority over our patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, depending on whether the timing of the filing date falls under certain patent laws, we may have to participate in a priority contest (such as an interference proceeding) declared by the United States Patent and Trademark Office (USPTO) to determine priority of invention in the United States. The costs of any such proceedings could be substantial, and it is possible that such efforts would be unsuccessful if it is determined that the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions.

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

For further information regarding the proceedings in which we are currently involved, please see “Part I, Item 3”. Legal Proceedings.”

If we are unable to obtain, maintain and enforce intellectual property protection directed to our proprietary platform technology and any future technologies that we develop, others may be able to make, use, or sell products substantially the same as ours, which could adversely affect our ability to compete in the market.

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

With respect to our proprietary platform technology, if we do not obtain rights to commercialize certain compounds, there is a risk that such rights will be exploited by another entity. As with all licenses to third parties in specific fields of use, there is a risk of impermissible exploitation by such third parties outside the licensed field.

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

Prior to obtaining approval to commercialize SNA-120, SNA-125 and any other drug product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional nonclinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program. In addition, the FDA may refer applications for novel drugs, like SNA-120 and potentially other of our future product candidates, to an advisory committee comprised of outside experts. The FDA is not bound by the recommendation of the advisory committee, but it considers such recommendation when making its decision.

We have announced our intent to seek a strategic partner for SNA-001, but may concurrently pursue FDA clearance of SNA-001 for the reduction of light-pigmented hair and the treatment of acne under the FDA’s 510(k) premarket notification process. Before we or our partner can market SNA-001 in the United States, we are required to obtain clearance from the FDA under Section 510(k) of the FDCA. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. Under certain conditions, a medical device is required to be received under pre-market approval, or PMA, application from the FDA. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on extensive data, including, but not limited to, technical, nonclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. However, some devices are automatically subject to the PMA pathway regardless of the level of risk they pose because they have not previously been classified into a lower risk class by the FDA. Manufacturers of these devices may request that FDA review such devices in accordance with the de novo classification procedure, which allows a manufacturer whose novel device would otherwise require the submission and approval of a PMA prior to marketing to request down-classification of the device on the basis that the device presents low or moderate risk. If the FDA agrees with the down classification based on a de novo submission, the FDA will authorize the device for marketing. This device type can then be used as a predicate device for future 510(k) submissions. The process of obtaining regulatory clearances or approvals, or completing the de novo classification process, to market a medical device can be costly and time consuming, and we may not be able to successfully obtain pre-market reviews on a timely basis, if at all.

If the FDA requires us to go through a lengthier, more rigorous examination for our products than we expect, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline. In addition, the FDA may determine that SNA-001 or other future medical device product candidates for which we pursue 510(k) clearance will require us to obtain approval through the PMA process, which is generally more costly and uncertain and can take from one to three years, or longer, from the time the application is submitted to the FDA until an approval is obtained. Further, even where a PMA is not required, we cannot assure you that we will be able to obtain 510(k) clearances with respect to such product candidates or modifications to previously cleared products.

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

There is currently no premarket government review of medical devices in the EEA. However, all medical devices placed on the market in the EEA must meet the relevant essential requirements laid down in Annex I of Directive 93/42/EEC concerning medical devices (the “Medical Devices Directive”). Compliance with these requirements is a prerequisite to be able to affix the Conformité Européene, or CE, mark to such products, without which they cannot be sold or marketed in the EEA. To demonstrate compliance with the essential requirements for such product candidates, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its product candidates with the essential requirements of the EU Medical Device Directive, a conformity assessment procedure requires the intervention of an organization accredited by a Member State of the EEA to conduct conformity assessments, or a Notified Body. Depending on the relevant conformity assessment procedure, the Notified Body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements. This certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity. As a general rule, demonstration of conformity of medical devices and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device (e.g., product labeling and instructions for use) are supported by suitable evidence.

On April 5, 2017, the European Parliament passed the Medical Devices Regulation which repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member states, a regulation is directly applicable, i.e., without the need for adoption of EEA member state laws implementing them, in all EEA member states. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The Medical Devices Regulation will not become fully applicable until three years following its entry into force but medical device manufacturers, including our company, are already adjusting their conformity assessment procedures and working with their Notified Bodies to meet the more stringent requirements of the EU Medical Devices Regulation with respect to their product candidates.

The EU Medical Devices Regulation explicitly provides that high intensity electromagnetic radiation (e.g., infra-red, visible light and ultra-violet) emitting equipment intended for use on the human body, including coherent and non-coherent sources, monochromatic and broad spectrum, such as lasers and intense pulsed light equipment, for skin resurfacing, tattoo or hair removal or other skin treatment, falls under its scope. This affects the regulatory approval pathway of candidate SNA-001 which would thus need to comply with the requirements of the Medical Devices Regulation before it can be commercialized for removal of light-pigmented hair in the EEA. If we are unable to demonstrate conformity of SNA-001 and our manufacturers with the requirements of the Medical Devices Regulation, or otherwise fail to remain in compliance with applicable European laws and directives, we would be unable to affix (or continue to affix) the CE mark to SNA-001, which would prevent us from selling SNA-001 within the EEA.

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

We may request a special protocol assessment, from the FDA relating to our planned Phase 3 program for SNA-120, and we cannot guarantee that the FDA will issue an agreement on the SPA. Even if we do obtain FDA’s agreement, an SPA would not guarantee approval of SNA-120 or any other particular outcome from regulatory review.

We may request agreement from the FDA under a special protocol assessment, or SPA, for our planned Phase 3 clinical trials of SNA-120 in patients with psoriasis and associated pruritus. The FDA’s SPA process is designed to facilitate the FDA’s review and approval of drugs by allowing the FDA to evaluate the proposed design and size of certain clinical trials that are intended to form the primary basis for determining a drug product’s efficacy. Upon specific request by a clinical trial sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding, among other things, primary efficacy endpoints, trial conduct and data analysis, within 45 days of receipt of the request. The FDA ultimately assesses whether the protocol design and planned analysis of the trial are acceptable to support regulatory approval of the product candidate with respect to the effectiveness of the indication studied. All agreements and disagreements between the FDA and the sponsor regarding an SPA must be clearly documented in an SPA letter or the minutes of a meeting between the sponsor and the FDA.

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

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our future products under development. For example, in November 2018, FDA officials announced forthcoming steps that the FDA intends to take to modernize the premarket notification pathway under Section 510(k) of the FDCA. Among other things, the FDA announced that it plans to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals include plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. The FDA also announced that it intends to finalize guidance to establish a premarket review pathway for “manufacturers of certain well-understood device types” as an alternative to the 510(k) clearance pathway and that such premarket review pathway would allow manufacturers to rely on objective safety and performance criteria recognized by the FDA to demonstrate substantial equivalence, obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. These proposals have not yet been finalized or adopted, and the FDA announced that it would seek public feedback prior to publication of any such proposals, and may work with Congress to implement such proposals through legislation. Accordingly, it is unclear the extent to which any proposals, if adopted, could impose additional regulatory requirements on us that could delay our ability to obtain new 510(k) clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances, or otherwise create competition that may negatively affect our business. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

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

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities may conclude that our business practices, including our consulting and advisory board arrangements with physicians and other healthcare providers, some of whom receive stock options as compensation for services provided, do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare laws. If our operations are found to be in violation of any of these or any other health regulatory laws that may apply to us, we may be subject to significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other U.S. healthcare programs, reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations.

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

•

an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States which, due to subsequent legislative amendments, has been suspended through December 31, 2019, and, absent further legislative action, will be reinstated starting January 1, 2020;

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. For example, the Tax Act was enacted, which, among other things, removes penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. While the Trump Administration and the Centers for Medicare & Medicaid Services have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, will impact the law. The current Presidential Administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. It is uncertain the extent to which any such changes may impact our business or financial condition.

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

If we sell shares of our common stock in future financings or issue shares pursuant to our agreement with the former shareholders of Creabilis, stockholders may experience immediate dilution and, as a result, our stock price may decline.

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, including pursuant to the terms of the Share Purchase Agreement with the former Creabilis shareholders, our common stockholders would experience additional dilution and, as a result, our stock price may decline. For instance, upon our commencement of a Phase 3 clinical trial with SNA-120, we will become obligated to issue $18.0 million in shares of our common stock, less certain offsets if applicable, to the former Creabilis shareholders.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Based on the number of shares outstanding as of December 31, 2018, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 50.0% of our voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2018, we had outstanding a total of approximately 21.2 million shares of common stock, of which 1.8 million shares are held by current directors, executive officers and their respective affiliates and may be subject to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. In addition, as of December 31, 2018, approximately 3.6 million shares of our common stock that are either subject to outstanding stock awards or reserved for future issuance under our employee benefit plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of approximately 4.6 million shares of our common stock, or approximately 22.0% of our total outstanding common stock as of December 31, 2018 will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

We do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. In addition, our loan and security agreement with Silicon Valley Bank prohibits us from paying dividends without their consent. Therefore, our stockholders are not likely to receive any dividends on their common stock for the foreseeable future. Since we do not intend to pay dividends, our stockholders’ ability to receive a return on their investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our stockholders have purchased it.

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

We believe our existing facilities are adequate for our short-term needs. To meet the future needs of our business, we may lease additional or alternate space, and we believe suitable additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3. Legal Proceedings.

We are, and may from time to time continue to be, involved in various legal proceedings of a character normally incident to the ordinary course of our business. There are ongoing legal proceedings with respect to certain of our intellectual property rights relating to SNA-001, as described below.

Interference Proceeding

On October 8, 2015, Patent Interference No. 106,037 was declared by the Patent Trial and Appeal Board, or the PTAB, between our U.S. Patent No. 8,821,941, which is directed to treating hair follicles with plasmonic particles, and U.S. Patent Application No. 13/789,575, which lists Massachusetts General Hospital, or GHC, as assignee. On August 9, 2016, the PTAB entered judgment against GHC. On October 3, 2016, GHC filed an appeal of the interference judgment with the U.S. Court of Appeals for the Federal Circuit, or Court of Appeals, in matter No. 17-1012, which names GHC and Sebacia, Inc., or Sebacia, as real parties in interest. The parties filed their respective appellate briefs with the Court of Appeals in the first quarter of 2017. On November 6, 2017, the Court of Appeals heard oral arguments in this matter. On May 4, 2018, the Court of Appeals entered its decision which affirmed the PTAB’s ruling that GHC’s original claims 65-67 are unpatentable and vacated and remanded the PTAB’s denial of GHC’s motion to add a new claim. On November 20, 2018, the PTAB denied GHC’s motion to add a new claim and entered judgement against GHC. On January 18, 2019, GHC filed an appeal of the interference judgment with the U.S. Court of Appeals for the Federal Circuit.

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

Holders

As of March 8, 2019, there were approximately 91 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. In addition, our loan and security agreement with Silicon Valley Bank prohibits us from issuing any cash dividends without their consent. Any future determination related to dividend policy will be made at the discretion of our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

Information about securities authorized for issuance under existing equity compensation plans is incorporated by reference from the information in our Proxy Statement for our 2019 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

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

The following graph shows the total stockholder return of an investment of $100 in cash on July 27, 2017 (the first day of trading of our common stock), through December 31, 2018 for (i) our common stock, (ii) the Nasdaq Composite Index (U.S.) and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends; however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Cumulative Total Return Comparison

	7/27/2017 (Inception)	9/30/2017	12/31/2017	3/31/2018	6/30/2018	9/30/2018	12/31/2018
Sienna Biopharmaceuticals, Inc.	$100.00	$115.58	$94.29	$97.56	$78.91	$76.99	$12.05
Nasdaq Composite Index	100.00	101.78	108.17	110.67	117.68	126.08	103.97
Nasdaq Biotechnology Index	100.00	104.38	100.30	100.23	103.19	114.61	90.95

Recent Sales of Unregistered Securities

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of the year ended December 31, 2018.

ITEM 6. Selected Financial Data.

As a smaller reporting company, we are not required to provide the information under this item, pursuant to Regulation S-K Item 301(c).

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes and other disclosures included elsewhere in this Annual Report on Form 10-K.

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

Overview

We are a clinical-stage biopharmaceutical company focused on bringing unconventional scientific innovations to patients whose lives remain burdened by their disease. We draw upon our deep knowledge and experience in drug development across multiple therapeutic areas as we build a unique, diversified, multi-asset portfolio of therapies in inflammation and immunology that target select pathways in specific tissues, with our initial focus on one of the most important ‘immune’ tissues, the skin. Utilizing our novel technology platform, we apply a scientific design process to create potent targeted pharmacologically active molecules that are directed toward a specific target tissue and a select disease pathway, and with minimal to no systemic exposure. Our lead candidate from this platform, SNA-120, is a first-in-class inhibitor of Tropomyosin receptor kinase A (TrkA) for which we intend to initiate two Phase 3 pivotal clinical trials for the treatment of psoriasis, as well as the associated pruritus (itch), subject to securing sufficient capital to complete both trials. Our second product candidate, SNA-125, is a dual Janus kinase 3 (JAK3)/TrkA inhibitor for which we intend to initiate Phase 2 clinical trials for the treatment of atopic dermatitis, psoriasis and the associated pruritus, subject to securing sufficient capital. Additionally, SNA-001, a silver photoparticle technology derived from our Topical Photoparticle Therapy™ platform to be used in conjunction with commonly used commercial lasers, recently completed the last of six pivotal clinical trials for the reduction of unwanted light-pigmented hair and for the treatment of acne. We are seeking a strategic partner to maximize the value of SNA-001. We believe our management team is well positioned to execute on our objectives, having served in clinical, commercial and other leadership roles at several marquee biotechnology and pharmaceutical companies, including Kythera, Amgen, Allergan, Medicis and Celgene.

Since our inception in 2010, we have invested a significant portion of our efforts and financial resources in research and development activities and the acquisition of Creabilis plc, (“Creabilis”), in December 2016. We have not generated any revenue from product sales and, to date, have funded our operations primarily through private and public equity issuances, debt offerings and term loans. At December 31, 2018, we had cash and cash equivalents of $48.5 million. In August 2017, we completed our initial public offering, (“IPO”), of our common stock pursuant to which we issued 4,983,333 shares of our common stock at a price to the public of $15.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 650,000 additional shares. Our net proceeds, after deducting underwriting discounts, commissions and offering related transaction costs, were $66.4 million. On June 29, 2018, we entered into a loan and security agreement with Silicon Valley Bank, pursuant to which Silicon Valley Bank agreed to make available to us term loans with an aggregate principal amount of up to $40.0 million pursuant to which we have drawn $30.0 million. Subsequently, in January 2019, we entered into an amendment to the loan and security agreement which limited our total access to term loans to $30.0 million with additional minimum liquidity requirements, the final payment fee was increased by 1% to 6.5% of the total term loans advanced and we issued to SVB and its affiliate, Life Science Loans II, LLC, warrants to purchase an aggregate of 535,714 shares of our common stock at an exercise price of $2.80 per share. In August 2018, we entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”), pursuant to which we may sell from time to time, at our option, up to $75.0 million of our common stock through an “at-the-market” equity offering program under which Cowen will act as sales agent (the “ATM Offering Program”). In February 2019, we entered into an underwriting agreement with Cowen and BMO Capital Markets Corp., pursuant to which we issued 9,200,000 shares of our common stock to the underwriters, which included the exercise in full by the underwriters of their option to purchase up to 1,200,000 additional shares. Our net proceeds, after deducting underwriting discounts, commissions and offering related transaction costs, were $21.3 million.

We have incurred net losses in each year since inception, including net losses of $73.5 million, $50.5 million and $21.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $159.4 million. We expect to continue to incur losses for the foreseeable future and expect to incur increased expenses as we advance our product candidates through clinical trials and regulatory submissions. We do not expect to generate revenue from product sales unless, and until, we obtain regulatory approval or clearance from the FDA for our product candidates. If we obtain regulatory approval or clearance for our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, we expect to continue to incur losses as we progress nonclinical studies and clinical trials for, and research and development of, our product candidates and maintain and protect our intellectual property portfolio. As a result, we will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through equity or debt financings or other sources, such as potential collaboration agreements. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, consolidated results of operations and financial condition.

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

Through our acquisition of Creabilis we obtained our proprietary technology platform and related product candidates, including SNA-120 and SNA-125, we will be required to make contingent payments in cash and stock upon the achievement of certain development, approval and sales milestones. In October 2017, we commenced our additional Phase 2b clinical trial for SNA-120, triggering our first contingent milestone payment of $5.0 million, less certain offsets totaling approximately $0.3 million, which we satisfied by issuing an aggregate of 201,268 shares of common stock in December 2017 to the former Creabilis shareholders. Upon the achievement of certain specified development and approval milestones for SNA-120 and SNA-125, we are obligated to pay the former Creabilis shareholders up to an additional $53.0 million, which consists of an aggregate of $25.0 million in cash and $28.0 million in shares of our common stock. As part of these milestones, upon the commencement of our Phase 3 clinical trial of SNA-120, we will become obligated to issue $18.0 million in shares of our common stock, less certain offsets if applicable, to the former Creabilis shareholders. In addition, upon the achievement of certain annual net sales milestone thresholds for qualifying products, including SNA-120 and SNA-125, we are required to pay the former Creabilis shareholders up to an aggregate of $80.0 million in cash as well as one-time royalties of less than 1% on net sales of qualified products that exceed these net sales thresholds in the year such threshold is achieved. See “—Critical Accounting Policies and Use of Estimates—Creabilis Acquisition” below.

In January 2019, we implemented a corporate restructuring to focus resources on our lead product candidate, SNA-120 for psoriasis and the associated pruritus, resulting in a reduction in force to reduce operational costs and preserve capital. The restructuring resulted in an elimination of 20 positions, or approximately 34% of our workforce.

Components of Our Results of Operations

Revenue

We have not generated any revenue from the sale of our products, and we do not expect to generate any revenue unless and until we obtain regulatory clearance or approval of, and commercialize, our product candidates, or enter into an out-license agreement or collaboration for any of our product candidates.

Research and Development Expenses

Since our inception, we have focused significant resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates. Research and development costs are expensed as incurred. These costs include direct program expenses, which are payments made to third parties that specifically relate to our research and development, such as payments to clinical research organizations, clinical investigators, manufacturing of clinical material, pre-clinical testing and consultants. In addition, employee costs (including salaries, payroll taxes, benefits, stock-based compensation and travel) for employees contributing to research and development activities are classified as research and development costs. We allocate direct external costs to our product candidates; internal costs are not allocated to specific product candidates. Based on our revised clinical plans following our January 2019 restructuring, we expect research and development expenses to go down in the near term, compared to 2018. However, subject to the availability of sufficient capital, we would expect our research and development expenses to eventually increase in the future as we develop our product candidates, and continue investing in our internal research and development efforts to bring forth new product candidates to address unmet needs in inflammation and immunology. In addition to our internal discovery efforts, we may choose, capital permitting, to selectively in-license or acquire complementary, external product candidates.

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs required to complete the remaining development of SNA-120 and SNA-125 or any future product candidates. This is due to the numerous risks and uncertainties associated with the development of product candidates. See “Item 1A. Risk Factors” for a discussion of the risks and uncertainties associated with our research and development projects.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and related costs, including payroll taxes, benefits, stock-based compensation and travel. Other general and administrative expenses include legal costs of pursuing patent protection of our intellectual property, professional services fees for auditing, tax and general legal services, and the changes in the fair value of our contingent consideration liability. Based on our revised clinical plans following our January 2019 restructuring, we expect general and administrative expenses to go down in the near term, compared to 2018. However, subject to the availability of sufficient capital, we would expect our general and administrative expenses to eventually increase in the future as we expand our operating activities and prepare for potential commercialization of our product candidates, and support a public company, including increased expenses related to legal, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission (SEC) requirements, foreign subsidiary management, directors and officers liability insurance premiums and investor relations activities.

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

Clinical Trial Accruals

As part of the process of preparing our consolidated financial statements, we are required to estimate expenses resulting from our obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate trial expenses in our consolidated financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, we adjust the rate of clinical expense recognition if actual results differ from our estimates. We make estimates of accrued expenses as of each balance sheet date in our consolidated financial statements based on the facts and circumstances known at that time. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. Through December 31, 2018, there have been no material adjustments to our prior period estimates of accrued expenses for clinical trials. Our clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations and other third-party vendors.

In-Process Research and Development and Goodwill

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date (which is regarded as their cost). Intangible assets related to in-process research and development, or IPR&D, are treated as indefinite lived intangible assets and not amortized until completion of the associated research and development efforts, typically upon regulatory approval. At that time, we will determine the useful life of the asset and begin amortization. Intangible assets are reviewed for impairment at least annually, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and upon establishment of technological feasibility or regulatory approval. There were no impairments of intangible assets for the years ended December 31, 2018 and 2017.

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

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination. We evaluate goodwill for impairment annually and upon the occurrence of triggering events or substantive changes in circumstances that could indicate a potential impairment. An impairment loss is recognized when the fair value of the reporting unit to which the goodwill relates is below its carrying value for the difference between the fair value and its carrying amounts. There was no impairment of goodwill for the years ended December 31, 2018 and 2017.

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

Upon their issuance, the success payments did not require any future service to be provided by the recipients and as such, the success payments were accounted for under accounting guidance for derivatives and hedging. Accordingly, we recorded an initial liability at fair value and will remeasure the liability each reporting period, with changes being recognized in the consolidated statement of operations in other income and expense. The fair value of the success payments liability was estimated based on a third-party valuation using a model which simulates the future movement of stock prices based on several key variables. The following variables were incorporated in the estimated fair value of the success payment liability: estimated term of the success payments, fair value of common stock, expected volatility, and risk-free interest rate. The computation of expected volatility was estimated using a combined weighted average of our historical average volatility and the historical volatility of stocks of similar publicly traded companies for a period matching the expected term assumption. Based on this analysis, we recorded a liability of $0.7 million upon execution of the Success Payments Agreement in October 2015. During the years ended December 31, 2018, 2017 and 2016 we recorded net other income of $3.3 million, and net other expense of $2.0 million and $0.6 million, respectively, due to remeasurement of the liability.

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

We calculate the fair value measurement of stock options using the Black-Scholes valuation model. In determining the fair value of stock options granted, the following weighted average assumptions were used in the Black-Scholes option-pricing model for awards granted for the years ended December 31, 2018, 2017 and 2016.

Year Ended December 31,
	2018	2017	2016
Expected stock price volatility	65.40–74.21%	59.13–64.09%	46.72–54.76%
Expected dividend yield	—%	—%	—%
Expected term (in years)	5.0–6.1	5.3–10.0	4.0–10.0
Risk-free interest rate	2.55–3.06%	1.77–2.60%	1.12–2.42%

Due to limited historical data, we estimate stock price volatility based on a combined weighted average of the Company’s historical average volatility and that of a selected peer group of comparable publicly traded companies over the expected life of the award. We have never paid, and do not expect to pay dividends in the foreseeable future. The expected term represents the average time that awards that vest are expected to be outstanding. For employee awards that have an early exercise provision, there is sufficient information to utilize four years as an expected term. For awards without an early exercise provision, there is not sufficient history of stock option exercises to estimate the expected term and, thus, we calculate the expected term using the simplified method, based on the midpoint between the average vesting date and the contractual term. For all non-employees, the expected term is equivalent to the contractual term of 10 years. The risk-free interest rate is based on the United States Treasury yield curve for the expected life of the option. For awards issued prior to the listing of our common stock on The Nasdaq Global Select Market, or Nasdaq, the fair value of the common stock utilized in the fair value estimation of award arrangements has been determined by our board of directors, utilizing contemporaneous third-party valuations. Following the listing of our common stock on Nasdaq, we use the closing stock price as reported on Nasdaq on the grant date for the fair value of its stock.

We recorded noncash stock-based compensation expense for employee and nonemployee stock option grants and the ESPP for the years ended December 31, 2018, 2017 and 2016, as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Research and development	$1,519	$487	$104
General and administrative	3,181	1,625	254

	$4,700	$2,112	$358

As of December 31, 2018, there was $13.6 million of unrecognized compensation expense related to unvested employee stock award agreements, which is expected to be recognized over a weighted-average period of approximately 3.17 years. As a result of the corporate restructure in January 2019, a portion of this expense will not be recognized. For stock option awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award.

Prior to its termination in connection with the effectiveness of our 2017 Incentive Award Plan, our 2010 Equity Incentive Plan allowed us to grant to employees the right to exercise stock options in exchange for cash before the requisite services are provided (e.g., before the award is vested under its original terms); however, such arrangements permit us to subsequently repurchase such shares at the exercise price if the employee ceases to be a service provider. Such an exercise is not substantive for accounting purposes. Therefore, the payment received for the exercise price is recognized as an early exercise liability in the consolidated balance sheets and will be transferred to common stock and additional paid in capital as such shares vest. As of December 31, 2018 and December 31, 2017, 307,504 and 546,065 unvested shares were issued and outstanding, respectively. In connection with these unvested shares, we recorded an early exercise liability as of December 31, 2018 and December 31, 2017 of $0.3 million and $0.5 million, respectively, of which $0.2 million and $0.2 million is included in other current liabilities and $0.1 million and $0.3 million is included in other non-current liabilities in the consolidated balance sheets at December 31, 2018 and 2017, respectively. These shares are excluded from basic net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature.

Creabilis Acquisition

In December 2016, we entered into a Share Purchase Agreement, or the Purchase Agreement, to acquire the entire issued share capital of Creabilis. Upon closing of the transaction, we obtained our proprietary technology platform and related product candidates, including SNA-120 and SNA-125. The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible assets and identifiable intangible assets acquired and liabilities assumed were recorded at fair value, with the remaining purchase price recorded as goodwill. Upon closing, Creabilis became our direct wholly-owned subsidiary in exchange for an upfront payment of approximately $0.2 million in cash, 1,407,679 shares of Series A-3 convertible preferred stock with a fair value of $11.2 million, the settlement of $6.7 million of liabilities and certain contingent payments up to an aggregate of $58.0 million in a combination of cash and stock upon the achievement of certain development and approval milestones. In October 2017, we commenced an additional Phase 2b clinical trial for SNA-120, triggering the first contingent milestone payment, less certain offsets. As a result, we issued 201,268 shares of common stock to the former Creabilis shareholders for the aggregate value of $4.2 million. Upon the commencement of a Phase 3 clinical trial of SNA-120, we will become obligated to issue $18.0 million in shares of our common stock, less certain offsets if applicable, to the former Creabilis shareholders. In addition, we are obligated to make certain contingent payments up to an aggregate of $80.0 million in cash upon the achievement of certain annual net sales thresholds and one-time cash royalties of less than 1% of the amount by which annual net sales exceed each threshold in the year such threshold is achieved. Where milestone payments are required to be paid in stock, the number of shares will be determined based on the volume weighted average price of the common stock as reported on Nasdaq, for the preceding 20-day trading period.

The agreement to pay the future milestones and potential one-time royalties resulted in the recognition of contingent consideration, which was recognized at the inception of the transaction. Other than these payments, subsequent changes to the estimated amounts of contingent consideration to be paid are recognized in the consolidated statement of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, which are based on expected product sales, probabilities around the achievement of certain development, approval and sales milestones and other assumptions. Based on these assumptions, the fair value of the contingent consideration was determined to be $29.2 million as of December 31, 2018 and $22.9 million as of December 31, 2017. The fair value of the contingent consideration was and continues to be determined by a third-party valuation firm by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate commensurate with our cost of capital and expectation of the revenue growth for products based on their life cycle stage.

We recorded a deferred tax liability of $9.4 million for the non-deductible in-process research and development intangible assets acquired on the date of the acquisition. The deferred tax liability is a foreign denominated liability subject to translation at each balance sheet date and had a carrying value of $10.5 million and $11.0 million at December 31, 2018 and 2017, respectively. The change in carrying value during the year ended December 31, 2018 was related to translation adjustments of $0.5 million. The recording of the deferred tax liability resulted in goodwill in the amount of $9.8 million on the date of acquisition. Goodwill is foreign denominated and subject to translation at each balance sheet date and had a carrying value of $11.0 million and $11.5 million at December 31, 2018 and 2017, respectively. The change in carrying value during the year ended December 31, 2018 was due to translation adjustments of $0.5 million. The net impact of all translation adjustments is included in other comprehensive loss. Goodwill is not amortized but is tested at least annually for impairment. No impairment has been recognized as of December 31, 2018 or 2017.

For the years ended December 31, 2018, 2017 and 2016, the Creabilis net loss included in our consolidated statement of operations was $3.3 million, $2.6 million and $0.2 million, respectively.

Net Operating Loss and Research and Development Carryforwards

As of December 31, 2018, we had deferred tax assets of $45.4 million and deferred tax liabilities of approximately $10.5 million. The deferred tax assets have been offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of amortization related to capitalized R&D and net operating loss (NOL) carryforwards. As of December 31, 2018, we had federal and state NOL carryforwards of $60.0 million and foreign NOL carryforwards of $41.3 million available to potentially offset future taxable income. As of December 31, 2018, we also had federal research and development tax credit carryforwards of approximately $2.9 million available to potentially offset future federal income taxes. The federal and state NOL carryforwards and research and development tax credit carryforwards expire at various dates between 2031 and 2038. In general, if we experience a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period, or a Section 382 ownership change, utilization of our pre-change NOL or research and development tax credit carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended. Such limitations may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization and may be substantial. We have not conducted an assessment to determine whether there may have been a Section 382 ownership change. If we have experienced a Section 382 ownership change or if we experience a Section 382 ownership change as a result of future changes in our stock ownership, some of which changes are outside of our control, the tax benefits related to the NOL or research and development tax credit carryforwards may be limited or lost.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$51,592	$30,484	$21,108	69%
General and administrative	24,906	18,087	6,819	38

Total operating expenses	76,498	48,571	27,927	57

Loss from operations	(76,498)	(48,571)	(27,927)	57
Other income (expense), net	3,027	(2,264)	5,291	(234)

Net loss before taxes	(73,471)	(50,835)	(22,636)	45
Income tax benefit	—	290	(290)	(100)

Net loss	$(73,471)	$(50,545)	$(22,926)	45%

Research and development expenses

Research and development expenses were $51.6 million for the year ended December 31, 2018, compared to $30.5 million for the year ended December 31, 2017. The increase in research and development expenses is primarily due to an increase in clinical trial costs of $13.6 million as result of the progression of clinical studies for SNA-120 of $11.8 million and SNA-125 of $3.4 million, offset by a decrease in clinical trial costs for SNA-001 of $1.6 million. Other increases in research and development expenses include increases in personnel related costs such as wages, taxes and bonuses of $3.8 million due to an increase in headcount, manufacturing costs of $2.3 million to support the increase in the clinical trial activity, and research, consulting and other outside services of $1.4 million.

General and administrative expenses

General and administrative expenses were $24.9 million for the year ended December 31, 2018, compared to $18.1 million for the year ended December 31, 2017. The increase of $6.8 million was due to an increase in the expense recorded to adjust the fair value of the contingent consideration liability relating to the acquisition of Creabilis of $3.3 million. This liability relates to the amounts we agreed to pay based on the achievement of certain development, approval and sales milestones and is revalued at each balance sheet date based on a third-party valuation. The change in the fair value at each balance sheet date is recorded as general and administrative expense. The remaining increase relates to an increase of $2.8 million in personnel and related costs and an increase of $0.7 million in outside services primarily related to marketing costs.

Other income (expense), net

Other income and expense was net income of $3.0 million and net expense of $2.3 million for the years ended December 31, 2018 and 2017, respectively. The change of $5.3 million is primarily due an increase in the income recorded in connection with the change in the fair value of the success payment liability of $5.3 million, plus interest income earned on the Company’s cash balances, offset by interest charges in the second half of 2018 in connection with the SVB Loan.

Income tax benefit

Income tax benefit for the year ended December 31, 2017 was $0.3 million. The income tax benefit resulted from a deferred tax liability recorded in additional paid in capital in the consolidated balance sheets during the first quarter of 2017 relating to the beneficial conversion feature due to the 15% discount on conversion of the convertible notes that was bifurcated and allocated to additional paid in capital during the first quarter of 2017. See further discussion in Note 8, “Convertible Notes” and Note 14, “Income Taxes” of our audited consolidated financial statements in this Annual Report on Form 10-K.

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

Income tax benefit

Income tax benefit for the year ended December 31, 2017 was $0.3 million. The income tax benefit resulted from a deferred tax liability recorded in additional paid in capital in the consolidated balance sheets during the first quarter of 2017 relating to the beneficial conversion feature due to the 15% discount on conversion of the convertible notes that was bifurcated and allocated to additional paid in capital during the first quarter of 2017. See further discussion in Note 8, “Convertible Notes” and Note 14, “Income Taxes” of our audited consolidated financial statements in this Annual Report on Form 10-K.

Liquidity, Capital Resources and Requirements

We have incurred operating losses and have an accumulated deficit as a result of ongoing efforts to develop our product candidates, including conducting nonclinical and clinical trials and providing general and administrative support for these operations. We had an accumulated deficit of $159.4 million and $85.9 million as of December 31, 2018 and 2017, respectively. We had net losses of $73.5 million, $50.5 million and $21.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. We had net cash used in operating activities of $61.7 million, $41.0 million and $17.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. We intend to spend substantially all of our current capital resources on the clinical development of SNA-120 to move it through Phase 3 development. We will need additional capital to achieve top-line results and complete regulatory filings for SNA-120 if successful in Phase 3 development, as well as to move SNA-125 forward or pursue any other product candidates.

We have historically financed our operations primarily through private and public equity issuances and debt securities, term loans and proceeds from our ATM Offering Program, as well as our recent follow on offering that was completed in February 2019 and will continue to be dependent upon equity and/or debt financing until we are able to generate positive cash flows from our operations.

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

In June 2018 we entered into the SVB Loan Agreement, pursuant to which SVB would provide us with access to term loans in an aggregate principal amount of up to $40.0 million. On June 29, 2018, we drew down term loans of an aggregate principal amount of $30.0 million, which is repayable in monthly installments until July 1, 2023, including an initial interest-only period through July 31, 2020. In January 2019, we entered into an amendment to the loan and security agreement (as amended, the “SVB Agreement”). Under the SVB Agreement, our total access to term loans is $30.0 million and, if our unrestricted cash at SVB falls below the greater of (i) $30.0 million and (ii) the sum of (x) $15.0 million, plus (y) the Company’s six month cash burn, tested monthly as of the last day of each month, then we have the option to either (a) prepay the term loans in denominations of $15.0 million (plus accrued and unpaid interest, the final payment fee in respect to the portion of the terms loans being repaid and the prepayment fee in respect to the pro rata portion of the term loans being prepaid in excess of $15.0 million) or (b) immediately cash secure not less than the lesser of the outstanding balance or $15.0 million of the principal balance of all outstanding indebtedness under the term loans. In connection with the amendment, we issued to SVB and its affiliate, Life Science Loans II, LLC, warrants to purchase an aggregate of 535,714 shares of our common stock at an exercise price of $2.80 per share.

On August 3, 2018, we entered into a Sales Agreement with Cowen, pursuant to which we may sell from time to time, at our option, up to $75.0 million of our common stock through an ATM Offering Program. On August 3, 2018, we also filed a Registration Statement on Form S-3 (the “Shelf Registration Statement”), covering the offering up to $250.0 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $75.0 million of our common stock from time to time through the ATM Offering Program. The Registration Statement became effective on August 14, 2018. The shares to be sold under the Sales Agreement, may be issued and sold pursuant to the Shelf Registration Statement. During the year ended December 31, 2018, we issued 340,307 shares of our common stock through the ATM Offering Program and received net proceeds of approximately $5.0 million, after deducting commissions of $0.2 million and other offering expenses of $0.4 million.

In January 2019, we implemented a corporate restructuring to focus resources on our lead product candidate, SNA-120 for psoriasis and the associated pruritus, resulting in a reduction in force to reduce operational costs and preserve capital. The restructuring resulted in an elimination of 20 positions, or approximately 34% of our workforce.

In February 2019, we entered into an underwriting agreement with Cowen and BMO Capital Markets Corp., as representatives of the several underwriters named therein, pursuant to which we issued 9,200,000 shares of our common stock to the underwriters, which included the exercise in full by the underwriters of their option to purchase up to 1,200,000 additional shares. Our net proceeds, after deducting underwriting discounts, commissions and offering related transaction costs, were $21.3 million.

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

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•

the scope, progress, results and costs of researching and developing our current product candidates or any future product candidates, and conducting nonclinical studies and clinical trials, in particular our potential Phase 3 pivotal clinical trials of SNA-120;

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

•	the timing, receipt and amount of sales of any future approved or cleared products, if any.

Cash Flows Comparison of the Years Ended December 31, 2018, 2017 and 2016

The following table sets forth our cash flows for each of the three years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by (used in)
Operating activities	$(61,693)	$(41,012)	$(17,609)
Investing activities	(39)	(266)	(7,059)
Financing activities	35,960	106,778	28,843
Effect of exchange rate changes on cash	(169)	(52)	28

Net (decrease)/increase in cash, cash equivalents and restricted cash	$(25,941)	$65,448	$4,203

Net Cash Used in Operating Activities

During the year ended December 31, 2018, net cash used in operating activities was $61.7 million and consisted primarily of a net loss of $73.5 million and a decrease in fair value of the success payment liability of $3.3 million, offset by an increase in fair value of the contingent consideration of $6.3 million, the non-cash stock-based compensation expense of $4.7 million, and the non-cash interest expense of $0.5 million. In addition, there was an increase in accounts payable and other accrued liabilities of $2.2 million and a decrease in prepaid expenses and other current assets of $1.0 million.

During the year ended December 31, 2017, net cash used in operating activities was $41.0 million and consisted primarily of a net loss of $50.5 million, offset by the increase in fair value of both the success payment liability and the contingent consideration of $2.0 million and $3.0 million, respectively, the amortization of the debt discount of $0.7 million associated with the Series B Bridge Notes, and the non-cash stock-based compensation expense of $2.1 million. In addition, there was an increase in prepaid expenses and other current assets of $1.3 million primarily relating to the prepayment of insurance and prepaid clinical trial expenses. This was offset by the $2.9 million favorable change in accounts payable and other accrued liabilities due to our overall growth and increased research and development spending.

During the year ended December 31, 2016, net cash used in operating activities was $17.6 million and consisted primarily of a net loss of $21.2 million, a $2.9 million favorable change in accounts payable and other accrued liabilities and non-cash amounts related to stock-based compensation expense of $0.4 million. The increase in accounts payable and other accrued liabilities was due to accrued transaction costs of $1.2 million related to the acquisition of Creabilis, additional accruals of $0.7 million in connection with headcount related expenses as well as a $1.0 million increase in accounts payable relating to our overall growth and increased research and development spending.

Net Cash Used in Investing Activities

During the years ended December 31, 2018 and 2017, net cash used in investing activities was $39,000 and $0.3 million, respectively, and represented purchases of property and equipment.

During the year ended December 31, 2016, net cash used in investing activities was $7.1 million, of which $6.8 million related to the purchase of Creabilis.

Net Cash Provided by Financing Activities

During the year ended December 31, 2018, net cash provided by financing activities was $36.0 million, which consisted primarily of the $30.0 million received from the SVB Loan Agreement offset by debt issuance costs of $0.1 million. There was an additional $5.0 million received relating to the proceeds from our ATM Offering Program and $0.7 million in proceeds from the issuance of common stock in connection with the ESPP.

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

Contractual Obligations and Contingent Liabilities

The following is a summary of our long-term contractual cash obligations as of December 31, 2018 (in thousands):

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt(2)	39,194	2,427	18,165	18,602	—
Operating leases(3)	506	432	74	—	—

Total	$39,700	$2,859	$18,239	$18,602	$—

(1)

Does not include milestone or contractual payment obligations contingent upon the achievement of certain milestones or events. We have contingent payment obligations related to the acquisition of Creabilis for clinical, regulatory and sales milestones. We are obligated to make certain contingent payments up to an aggregate of $80.0 million in cash upon the achievement of certain annual net sales thresholds and one-time royalties of less than 1% of the amount by which annual net sales exceeds each threshold in the year such threshold is achieved. Where milestone payments are required to be paid in stock, the number of shares will be determined based on the volume weighted average price of the common stock as reported on Nasdaq for the preceding 20-day trading period. Upon the commencement of the Phase 3 clinical trial of SNA-120 we will become obligated to issue $18.0 million in shares of our common stock, less certain offsets if applicable. For more detail regarding amounts to be paid, see “Creabilis Acquisition” above.

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

(2)

Long-term debt relates to our loan and security agreement, including principal and interest payments, with Silicon Valley Bank, pursuant to which Silicon Valley Bank agreed to make available to us term loans with an aggregate principal amount of up to $40.0 million. The first credit extension, of a principal amount of $30.0 million was funded on June 29, 2018 and is repayable in monthly installments until July 1, 2023, including an initial interest-only period through July 31, 2020. In January 2019, the Company entered into an amendment to the loan and security agreement and total access to term loans is now $30.0 million, with additional minimum liquidity requirements.

(3)

Includes minimum lease payments related to the lease of our headquarters in Westlake Village, California. In June 2017, we amended the lease agreement to include approximately 6,000 additional square feet of office space, beginning August 21, 2017 and to provide for an allowance for leasehold improvement of up to $0.1 million. The amended lease expires on February 29, 2020 and includes a renewal option for a term of three years. The expansion space is subject to fixed rate escalation increases with an initial base rent of $16,000 per month and total payments over the lease term of approximately $0.5 million.

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

Recent Accounting Pronouncements

Accounting Pronouncements Adopted

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”, a new accounting standard to incorporate Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 118 (SAB 118), which addresses the accounting implications of the major tax reform legislation, Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the 2017 Tax Act), enacted on December 22, 2017. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the 2017 Tax Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Act are incomplete by the due date of the financial statements and if possible, provide a reasonable estimate. The Company has completed its evaluation of the impact of the 2017 Tax Act and there were no additional material adjustments to the Company’s initial analysis.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The Company adopted this standard as of January 1, 2018 and will apply it prospectively. The impact of the adoption of this guidance on its consolidated financial statements will be dependent on future modifications to share-based payment awards, if any.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which simplifies how an entity is required to test goodwill for impairment by eliminating the second step from the goodwill impairment test. An entity will instead apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company adopted ASU 2017-04 effective January 1, 2017. The Company performed its annual impairment test during the fourth quarter of fiscal 2018 and noted no impairment to Goodwill as of December 31, 2018.

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

In June 2018 the FASB issued ASU 2018-07, “Compensation —Stock Compensation (Topic 718) —Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. The amendments in ASU 2018-07 are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company will adopt this standard effective January 1, 2019 and is currently evaluating the impact of adopting this standard on the consolidated financial statements and disclosures, but does not expect it to have a significant impact.

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

•

ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows for a transition approach to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption as well as an additional practical expedient for lessors to not separate non-lease components from the associated lease component.

The Company has nearly completed its assessment of ASU 2016-02 and its impact on the consolidated financial statements and related disclosures, and currently estimates the adoption of this standard will result in the recognition of right-of-use assets of approximately $0.8 million and related lease liabilities on the consolidated balance sheets as of January 1, 2019 of approximately $1.0 million related to its operating lease commitments, with no material impact to the opening balance of retained earnings.

The Company will adopt the new leasing standards using the modified retrospective transition approach to be applied to leases existing as of, or entered into after, January 1, 2019 and prior periods will not be adjusted. The new standard provides a number of optional practical expedients in transition. The Company has elected the package of practical expedients to not reassess prior conclusions about lease identification under the new standard, lease classification, and initial direct costs. The Company also elected the practical expedient allowing the use of hindsight in determining the lease term and assessing impairment of right-of-use assets based on all facts and circumstances through the effective date of the new standard. The new standard also provides practical expedients for ongoing lease accounting, including electing the recognition exemption for short-term leases for all leases that qualify. Under this exemption, the Company will not recognize right-of-use, assets or lease liabilities for those leases that qualify as a short-term lease (leases with lease terms of 12 months or less), which includes not recognizing right-of-use assets or lease liabilities for existing short-term leases in transition. The Company also elected the practical expedient to not separate lease and non-lease components for all leases.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations and foreign currency exchange rates fluctuations.

Interest Rate Risk

As of December 31, 2018, the outstanding principal amount of the term loans under the SVB Loan Agreement was $30.0 million. The interest payments under our term loans may be subject to interest rate risk and our interest expense could increase if market interest rates increase. The interest on the term loans accrue at a per annum rate of the greater of (i) the Wall Street Journal prime rate plus 2.50% and (ii) 7.25%. Accordingly, increases in these published rates would increase our interest payments under the term loans. The rate at December 31, 2018 was 8.00%. A hypothetical 1% change in interest rates would increase expense by approximately $0.2 million annually and would not have a material impact on our results of operations.

Cash, Cash Equivalents and Restricted Cash

As of December 31, 2018, we had cash and cash equivalents of $48.5 million and restricted cash of $0.2 million, which consist of bank deposits and cash invested in U.S. Treasury money market funds. As of December 31, 2017, we had cash and cash equivalents of $74.5 million and restricted cash of $0.2 million, which consist of bank deposits and cash invested in U.S. Treasury money market funds. Currently, a portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 1% change in interest rates during any of the periods presented would not have a material impact on our consolidated financial statements, and we do not expect interest rate fluctuations to have a material impact on our results of operations.

Foreign Currency Exchange Risk

The majority of our transactions occur in U.S. dollars. Our foreign subsidiaries operate with the euro and British pound as its functional currencies. The fluctuation in the value of the U.S. dollar against the euro and British pound affect the reported amounts of expenses, assets and liabilities. If we expand our international operations, our exposure to exchange rate fluctuations will increase. Our balance sheet as of December 31, 2018 includes cash balances of $0.1 million denominated in euros. At December 31, 2017 we had cash balances of $0.7 million and $0.2 million denominated in euros and British pounds, respectively. We currently do not hedge any foreign currency exposure. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in this Annual Report on Form 10-K was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the year ended December 31, 2018 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the applicable information set forth in “Executive Officers,” “Election of Directors,” “Corporate Governance,” and Section 16(a) Beneficial Ownership Reporting Compliance” which will be included in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 11. Executive Compensation.

The information required by this item is incorporated by reference from the applicable information set forth in “Executive Compensation,” and “Director Compensation” and “Corporate Governance” which will be included in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the applicable information set forth in “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” which will be included in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the applicable information set forth in “Certain Relationships and Related Party Transactions” and “Corporate Governance” which will be included in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the applicable information set forth in “Ratification of Selection of Independent Registered Public Accounting Firm” which will be included in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sienna Biopharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sienna Biopharmaceuticals, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Los Angeles, California

March 14, 2019

Sienna Biopharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$48,526	$74,467
Restricted cash	181	181
Prepaid expenses and other current assets	1,705	2,698

Total current assets	50,412	77,346
Property and equipment, net	311	432
In-process research and development	45,594	47,597
Goodwill	10,989	11,472

Total assets	$107,306	$136,847

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,792	$2,357
Accrued personnel costs	3,057	2,646
Other accrued expenses	4,787	3,007
Contingent consideration, current portion	13,500	—
Early exercise liability, current portion	213	231

Total current liabilities	24,349	8,241
Contingent consideration—net of current portion	15,700	22,900
Early exercise liability—net of current portion	45	258
Success payment liability	3	3,285
Long-term debt, net	30,125	—
Deferred tax liability	10,503	10,964

Total liabilities	80,725	45,648
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized, no shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value, 300,000 shares authorized, 21,177 and 20,740 shares issued and 20,870 and 20,194 outstanding at December 31, 2018 and December 31, 2017, respectively	—	—
Additional paid in capital	182,750	171,726
Accumulated other comprehensive income	3,199	5,370
Accumulated deficit	(159,368)	(85,897)

Total stockholders’ equity	26,581	91,199

Total liabilities and stockholders’ equity	$107,306	$136,847

See accompanying notes.

Sienna Biopharmaceuticals, Inc.

Consolidated Statement of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Operating expenses:
Research and development	$51,592	$30,484	$10,993
General and administrative	24,906	18,087	9,696

Total operating expenses	76,498	48,571	20,689

Loss from operations	(76,498)	(48,571)	(20,689)
Other income (expense), net	3,027	(2,264)	(473)

Net loss before taxes	(73,471)	(50,835)	(21,162)
Income tax benefit	—	290	—

Net loss	$(73,471)	$(50,545)	$(21,162)

Other comprehensive income (loss):
Cumulative translation adjustment	(2,171)	5,736	(366)

Comprehensive loss	$(75,642)	$(44,809)	$(21,528)

Per share information:
Net loss, basic and diluted	$(3.59)	$(5.19)	$(12.49)

Basic and diluted weighted average shares outstanding	20,450	9,735	1,694

See accompanying notes.

Sienna Biopharmaceuticals, Inc.

Years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Stockholders’ Equity
	Series A-1 Preferred Stock		Series A-2 Preferred Stock		Series A-3 Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
									Shares	Par Value
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2015	373	$328	1,102	$1,455	2,650	$18,567	—	$—	1,690	$—	$(2,109)	$—	$(14,190)	$4,051
Issuance of common stock in connection with exercise of stock options	—	—	—	—	—	—	—	—	351	—	831	—	—	831
Early exercise liability	—	—	—	—	—	—	—	—	(343)	—	(817)	—	—	(817)
Issuance of common stock for services	—	—	—	—	—	—	—	—	21	—	55	—	—	55
Issuance of Series A-3 shares at $1.21 per share, net of issuance costs of $50	—	—	—	—	3,950	28,012	—	—	—	—	—	—	—	28,012
Issuance of Series A-3 shares in connection with the Creabilis Acquisition	—	—	—	—	1,408	11,155	—	—	—	—	—	—	—	11,155
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	358	—	—	358
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	(366)	—	(366)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(21,162)	(21,162)

Balance at December 31, 2016	373	$328	1,102	$1,455	8,008	$57,734	—	$—	1,719	$—	$(1,682)	$(366)	$(35,352)	$22,117
Issuance of common stock in connection with exercise of stock options	—	—	—	—	—	—	—	—	92	—	206	—	—	206
Early exercise liability	—	—	—	—	—	—	—	—	353	—	327	—	—	327
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,112	—	—	2,112
Issuance of common stock for services	—	—	—	—	—	—	—	—	6	—	—	—	—	—
Issuance of Series B shares upon conversion of Series B Bridge Notes at $10.40 per share	—	—	—	—	—	—	379	3,940	—	—	—	—	—	3,940
Issuance of Series B shares at $12.24 per share	—	—	—	—	—	—	2,985	36,306	—	—	—	—	—	36,306
Repurchase of common stock	—	—	—	—	—	—	—	—	(7)	—	(16)	—	—	(16)
Issuance of shares of common stock at $15.00 per share, net of issuance cost of $8,367	—	—	—	—	—	—	—	—	4,983	—	66,378	—	—	66,378
Convertible notes beneficial conversion feature, net of taxes	—	—	—	—	—	—	—	—	—	—	439	—	—	439
Conversion of preferred stock into common stock	(373)	(328)	(1,102)	(1,455)	(8,008)	(57,734)	(3,364)	(40,246)	12,847	—	99,763	—	—	—
Issuance of common stock in settlement of contingent consideration milestone	—	—	—	—	—	—	—	—	201	—	4,199	—	—	4,199
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	5,736	—	5,736
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(50,545)	(50,545)

Sienna Biopharmaceuticals, Inc.

Years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Stockholders’ Equity
	Series A-1 Preferred Stock		Series A-2 Preferred Stock		Series A-3 Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
									Shares	Par Value
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	—	$—	—	$—	—	$—	20,194	$—	$171,726	$5,370	$(85,897)	$91,199
Issuance of common stock in connection with exercise of stock options	—	—	—	—	—	—	—	—	37	—	407	—	—	407
Early exercise liability	—	—	—	—	—	—	—	—	239	—	231	—	—	231
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	4,700	—	—	4,700
Shares issued pursuant to the employee stock purchase plan	—	—	—	—	—	—	—	—	68	—	707	—	—	707
Issuance of shares of common stock, net of issuance cost of $600 pursuant to the ATM Offering Program	—	—	—	—	—	—	—	—	340	—	4,997			4,997
Repurchase of common stock	—	—	—	—	—	—	—	—	(8)	—	(18)			(18)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	(2,171)	—	(2,171)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(73,471)	(73,471)

Balance at December 31, 2018	—	$—	—	$—	—	$—	—	$—	20,870	$—	$182,750	$3,199	$(159,368)	$26,581

See accompanying notes.

Sienna Biopharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(73,471)	$(50,545)	$(21,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	157	120	67
Amortization of debt discount and issuance costs	259	729	—
Stock-based compensation	4,700	2,112	413
Fair value adjustment of success payment liability	(3,282)	2,023	568
Fair value adjustment of contingent consideration	6,300	2,989	—
Non-cash interest expense	476	34	—
Loss on disposal of property and equipment	3	5	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	997	(1,349)	(346)
Accounts payable and other accrued liabilities	2,168	2,870	2,851

Net cash used in operating activities	(61,693)	(41,012)	(17,609)
Investing activities
Investment in property and equipment	(39)	(274)	(238)
Proceeds from sale of property and equipment	—	8	—
Acquisition of Creabilis, net of cash received	—	—	(6,821)

Net cash used in investing activities	(39)	(266)	(7,059)
Financing activities
Proceeds from issuance of common stock, net of issuance costs, early exercise liability and repurchase of unvested early exercise stock options	5,387	188	831
Net proceeds from issuance of long-term debt	29,866	—	—
Proceeds from issuance of common stock for ESPP purchase	707	—	—
Proceeds from issuance of convertible promissory notes	—	3,906	—
Net proceeds from issuance of Series A-3 preferred stock	—	—	28,012
Net proceeds from issuance of Series B preferred stock	—	36,306	—
Proceeds from initial public offering, net of issuance costs	—	66,378	—

Net cash provided by financing activities	35,960	106,778	28,843

Effect of exchange rate changes on cash	(169)	(52)	28
Net (decrease)/increase in cash, cash equivalents and restricted cash	(25,941)	65,448	4,203
Cash, cash equivalents and restricted cash at beginning of period	74,648	9,200	4,997

Cash, cash equivalents and restricted cash at end of period	$48,707	$74,648	$9,200

Supplemental disclosures
Common stock issued for acquisition	$—	—	$11,155
Fair value of contingent consideration for acquisition	$—	—	$24,110
Fair value of in-process research and development intangible asset	$—	—	$42,254
Fair value of goodwill	$—	—	$9,788
Fair value of deferred tax liability	$—	—	$9,412
Preferred stock issued upon conversion of notes payable	$—	$3,940	$—
Preferred stock issued relating to beneficial conversion feature of notes payable	$—	$729	$—
Fair value of contingent consideration settled in common stock	$—	$4,199	$—
Shares issued for services	$—	$126	$55
Interest paid in cash	$982	$—	$—

See accompanying notes.

Sienna Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

1. Organization and Description of Business

In these notes to the consolidated financial statements, the “Company,” “Sienna,” “we,” “us,’” and “our” refers to Sienna Biopharmaceuticals, Inc. (formerly Sienna Labs, Inc.) and its subsidiaries on a consolidated basis.

Sienna Biopharmaceuticals, Inc., was incorporated on July 27, 2010, under the laws of the State of Delaware and is headquartered in Westlake Village, California. The Company is a clinical-stage biopharmaceutical company focused on bringing unconventional scientific innovations to patients whose lives remain burdened by their disease.

On July 20, 2017, the Company amended and restated its certificate of incorporation, giving effect to a 1-for-5.87 reverse stock split of the Company’s capital stock. All share and per share information included in the accompanying consolidated financial statements has been adjusted to reflect this reverse stock split.

On August 1, 2017, the Company completed its initial public offering, or IPO, of 4,983,333 shares of common stock, which included the exercise in full by the underwriters of their option to purchase up to 650,000 additional shares of common stock, at an offering price to the public of $15.00 per share. The Company received net proceeds of approximately $66.4 million after deducting underwriting discounts, commissions and offering related transaction costs. In connection with the IPO, the Company’s outstanding shares of convertible preferred stock were automatically converted into 12.8 million shares of common stock. As of December 31, 2018, the Company had 21.2 million shares of common stock outstanding. See Note 13, “Stockholders’ Equity.”

In connection with the completion of its IPO, on August 1, 2017, the Company’s certificate of incorporation was amended and restated to provide for 300.0 million authorized shares of common stock with a par value of $0.0001 per share and 10.0 million authorized shares of preferred stock with a par value of $0.0001 per share.

On June 29, 2018, the Company entered into a new loan and security agreement (the “SVB Loan Agreement”) with Silicon Valley Bank (“SVB”), pursuant to which SVB agreed to make available to the Company term loans with an aggregate principal amount of up to $40.0 million, $30.0 million of which was funded on June 29, 2018. On January 28, 2019, the Company entered into an amendment to the loan and security, under which the Company’s total access to term loans is now $30.0 million, with additional minimum liquidity requirements. See Note 10, “Long-Term Debt” and Note 16, “Subsequent Events.”

On August 3, 2018 the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may sell from time to time, at its option, up to $75.0 million of the Company’s common stock through an “at-the-market” equity offering program under which Cowen will act as sales agent (the “ATM Offering Program”).

On August 3, 2018, the Company also filed a Registration Statement on Form S-3 (the “Shelf Registration Statement”), covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $75.0 million of the Company’s common stock from time to time through the ATM Offering Program. The Registration Statement became effective on August 14, 2018. The shares to be sold under the Sales Agreement, may be issued and sold pursuant to the Shelf Registration Statement. During the year ended December 31, 2018, the Company issued 340,307 shares of its common stock through the ATM Offering Program and received net proceeds of approximately $5.0 million, after deducting commissions of $0.2 million and other offering expenses of $0.4 million. See Note 13, “Stockholders’ Equity” and Note 16, “Subsequent Events.”

On January 2, 2019, the Company implemented a corporate restructuring to focus resources on its lead product candidate, SNA-120 for psoriasis and the associated pruritus, resulting in a reduction in force to reduce operational costs and preserve capital. The restructuring resulted in an elimination of 20 positions, or approximately 34% of the Company’s workforce.

In February 2019, the Company closed a follow on offering and completed the sale and issuance of an aggregate of 9,200,000 shares of common stock. The Company received net proceeds from the offering of approximately $21.3 million, after deducting the underwriters’ discounts and commissions and estimated offering expenses payable by the Company. See Note 13, “Stockholders’ Equity” and Note 16, “Subsequent Events.”

2. Liquidity Risks

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $159.4 million and $85.9 million as of December 31, 2018 and 2017, respectively. The Company had net losses of $73.5 million, $50.5 million and $21.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, and net cash used in operating activities of $61.7 million, $41.0 million and $17.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company has historically financed its operations primarily through private and public equity issuances and debt offerings, and more recently through term loans under the SVB Loan Agreement and proceeds from the Company’s ATM Offering Program. See Note 10 “Long-Term Debt” and Note 16, “Subsequent Events.”

The Company had cash and cash equivalents of $48.5 million and $74.5 million at December 31, 2018 and 2017, respectively. The Company believes that its current capital resources will be sufficient to fund operations through at least the next twelve months based on the expected cash burn rate. The Company will be required to raise additional capital to fund future operations through the sale of its equity securities, incurring additional debt, entering into licensing or collaboration agreements with partners, grants or other sources of financing. There can be no assurance that sufficient funds will be available to the Company at all or on attractive terms when needed from equity or debt financings. If the Company is unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce its current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require the Company to relinquish rights to product candidates at an earlier stage of development or on less favorable terms to it or its stockholders than the Company would otherwise choose.

3. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or GAAP.

Principles of Consolidation

The consolidated financial statements include the accounts of Sienna Biopharmaceuticals, Inc. and results of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. For the years ended December 31, 2018, 2017 and 2016, the subsidiaries’ net loss included in the Company’s consolidated statement of operations was $3.3 million, $2.6 million and $0.2 million, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. The most significant estimates in the Company’s consolidated financial statements relate to equity awards, the success payment liability, clinical trial accruals and the valuation of contingent consideration obligations and the impairment assessment of the in-process research and development incurred in connection with the acquisition of Creabilis plc, or Creabilis. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

Cash and Cash Equivalents

The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, and obligations issued by U.S. government and U.S. government agencies, and places restrictions on maturities and concentration by type and issuer. The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of December 31, 2018, cash and cash equivalents are comprised of funds in cash and U.S. Treasury money market funds. From time to time, the Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation. The accounts are monitored by management to mitigate the risk.

Restricted Cash

At December 31, 2018 and 2017, the Company held $0.2 million of restricted cash related to cash collateralized standby letters of credit in connection with obligations under the facility lease.

Fair Value Measurements

The Company’s financial instruments, in addition to those presented in Note 7, “Fair Value Measurements”, include restricted cash, accounts payable, accrued liabilities and long-term debt. The carrying amount of restricted cash, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments. Further, based on the borrowing rates currently available to the Company for loans with similar terms, the Company believes the carrying amount of the long-term debt approximates its fair value.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets which range from three to five years. Maintenance and repairs are expensed as incurred. The Company reviews the carrying values of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairments recognized during the years ended December 31, 2018 and 2017.

In-process Research and Development and Goodwill

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date (which is regarded as their cost). Intangible assets related to acquired in-process research and development are treated as indefinite lived intangible assets and not amortized until they become definite lived assets upon regulatory approval. At that time, the Company will determine the useful life of the asset and begin amortization. Indefinite lived intangible assets are reviewed for impairment at least annually or if indicators of potential impairment exist. There were no impairments of intangible assets for the years ended December 31, 2018 and 2017.

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment annually and upon the occurrence of triggering events or substantive changes in circumstances that could indicate a potential impairment. An impairment loss is recognized when the fair value of the reporting unit to which the goodwill relates is below its carrying value. There was no impairment of goodwill for the years ended December 31, 2018 and 2017.

Other Income and Expense

Other income and expense includes amounts relating to the remeasurement of the success payment liability, interest earned on the Company’s bank accounts, interest expense incurred in connection with the SVB term loan described in Note 10, “Long-Term Debt”, and the amortization of the debt discount in connection with the Series B Bridge Notes described in Note 8, “Convertible Notes”.

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

Clinical Trial Accruals

As part of the process of preparing its consolidated financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company’s objective is to reflect the appropriate trial expenses in its consolidated financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its rate of clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date in its consolidated financial statements based on the facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through December 31, 2018, there have been no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials. The Company’s clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Prepaid expenses and other current assets include no prepaid clinical trial costs as of December 31, 2018 and $1.1 million as of December 31, 2017. Other accrued expenses include accrued clinical trial costs of $2.3 million and $0.9 million as of December 31, 2018 and 2017, respectively.

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, excluding the effects of converting preferred stock, stock options and unvested restricted stock outstanding. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effects of convertible preferred stock, convertible notes, stock options and unvested restricted stock outstanding during the period calculated in accordance with the treasury stock method but are excluded if their impact is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between the weighted average number of shares used to calculate basic and diluted net loss per common share for the years ended December 31, 2018, 2017 and 2016. Shares excluded from the calculation were 2.6 million, 1.7 million and 11.0 million at December 31, 2018, 2017 and 2016, respectively.

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

Other Comprehensive Income (Loss)

Included in other comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016 are an unrealized foreign currency translation loss of $2.2 million, a gain of $5.7 million and a loss of $0.4 million, respectively. This is the Company’s only component of other comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016.

Foreign currency translation

The net assets of international subsidiaries where the local currencies have been determined to be the functional currencies are translated into U.S. dollars using current exchange rates. These include the entities acquired as part of the Creabilis acquisition. See Note 4, “Creabilis Acquisition”. As part of this transaction, the Company acquired entities in the United Kingdom, denominated in British pounds, and Italy and Luxembourg, denominated in euros. The U.S. dollar effects that arise from translating net assets of these subsidiaries at changing rates are recognized in other comprehensive income (loss) in the consolidated balance sheet. The earnings or loss of these subsidiaries are translated into U.S. dollars using average exchange rates for the periods.

Recently Issued Accounting Standards

Accounting Pronouncements Adopted

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”, a new accounting standard to incorporate Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 118 (SAB 118), which addresses the accounting implications of the major tax reform legislation, Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the 2017 Tax Act), enacted on December 22, 2017. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the 2017 Tax Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Act are incomplete by the due date of the financial statements and if possible, provide a reasonable estimate. The Company has completed its evaluation of the impact of the 2017 Tax Act and there were no additional material adjustments to the Company’s initial analysis.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The Company adopted this standard as of January 1, 2018 and will apply it prospectively. The impact of the adoption of this guidance on its consolidated financial statements will be dependent on future modifications to share-based payment awards, if any.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which simplifies how an entity is required to test goodwill for impairment by eliminating the second step from the goodwill impairment test. An entity will instead apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company adopted ASU 2017-04 effective January 1, 2017. The Company performed its annual impairment test during the fourth quarter of fiscal 2018 and noted no impairment to Goodwill as of December 31, 2018.

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

In June 2018 the FASB issued ASU 2018-07, “Compensation —Stock Compensation (Topic 718) —Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. The amendments in ASU 2018-07 are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company will adopt this standard effective

January 1, 2019 and is currently evaluating the impact of adopting this standard on the consolidated financial statements and disclosures, but does not expect it to have a significant impact.

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

•

ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows for a transition approach to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption as well as an additional practical expedient for lessors to not separate non-lease components from the associated lease component.

The Company has nearly completed its assessment of ASU 2016-02 and its impact on the consolidated financial statements and related disclosures, and currently estimates the adoption of this standard will result in the recognition of right-of-use assets of approximately $0.8 million and related lease liabilities on the consolidated balance sheets as of January 1, 2019 of approximately $1.0 million related to its operating lease commitments, with no material impact to the opening balance of retained earnings.

The Company will adopt the new leasing standards using the modified retrospective transition approach to be applied to leases existing as of, or entered into after, January 1, 2019 and prior periods will not be adjusted. The new standard provides a number of optional practical expedients in transition. The Company has elected the package of practical expedients to not reassess prior conclusions about lease identification under the new standard, lease classification, and initial direct costs. The Company also elected the practical expedient allowing the use of hindsight in determining the lease term and assessing impairment of right-of-use assets based on all facts and circumstances through the effective date of the new standard. The new standard also provides practical expedients for ongoing lease accounting, including electing the recognition exemption for short-term leases for all leases that qualify. Under this exemption, the Company will not recognize right-of-use, assets or lease liabilities for those leases that qualify as a short-term lease (leases with lease terms of 12 months or less), which includes not recognizing right-of-use assets or lease liabilities for existing short-term leases in transition. The Company also elected the practical expedient to not separate lease and non-lease components for all leases.

4. Creabilis Acquisition

In December 2016, the Company entered into a Share Purchase Agreement, or the Purchase Agreement, to acquire the entire issued share capital of Creabilis. Pursuant to the acquisition of Creabilis, the Company obtained SNA-120, SNA-125 and the related intellectual property. SNA-120 is a first-in-class inhibitor of Tropomyosin receptor kinase A (TrkA) inhibitor for the treatment of psoriasis, as well as the associated pruritus. SNA-125 is a topical dual Janus kinase 3 (JAK3)/TrkA inhibitor being developed for the treatment of various inflammatory conditions, including atopic dermatitis, psoriasis and the associated pruritus. The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible assets and identifiable intangible assets acquired and liabilities assumed were recorded at fair value, with the remaining purchase price recorded as goodwill.

Upon closing, Creabilis became a direct wholly owned subsidiary in exchange for an upfront payment of approximately $0.2 million in cash, 1,407,679 shares of Series A-3 convertible preferred stock with a fair value of $11.2 million, the settlement of $6.7 million of liabilities, and contingent payments up to an aggregate of $58.0 million in a combination of cash and stock upon the achievement of certain development and approval milestones. In addition, the Company is obligated to make certain contingent payments up to an aggregate of $80.0 million in cash upon the achievement of certain annual net sales thresholds and one-time royalties of less than 1% of the amount by which annual net sales exceeds each threshold in the year such threshold is achieved. Where milestone payments are required to be paid in stock, the number of shares will be determined based on the volume weighted average price of the common stock as reported on The Nasdaq Global Select Market, (“Nasdaq”), for the preceding 20-day trading period.

The agreement to pay the future milestones and potential one-time royalties resulted in the recognition of a contingent consideration liability, which is recognized at the inception of the transaction. Other than these payments, subsequent changes to the estimated amounts of contingent consideration to be paid are recognized in the consolidated statement of operations in general and administrative expense. The fair value of the contingent consideration is based on preliminary cash flow projections, based on expected product sales, probabilities around the achievement of certain development, approval and sales milestones and other assumptions. Based on the assumptions, the fair value of the contingent consideration was determined to be $29.2 million at December 31, 2018 and $22.9 million at December 31, 2017. The fair value of the contingent consideration was and continues to be determined by a third-party valuation firm applying the income approach, using several significant unobservable inputs as discussed in Note 7, “Fair Value Measurements”. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance.

On October 19, 2017, the Company achieved the first dosing of a human subject in a phase 2b clinical trial for SNA-120, triggering the obligation to settle the first contingent payment to the former Creabilis shareholders, subject to certain offsets. As a result, the Company issued 201,268 shares of its common stock valued at $20.86 per share for the aggregate value of $4.2 million to the former Creabilis shareholders. Accordingly, the shares were issued to the former Creabilis shareholders for no additional cash consideration. The Company recognized the additional change in fair value of the contingent consideration liability through the date of settlement and reclassified the related contingent consideration liability balance to equity in the consolidated balance sheet. Upon the commencement of the Phase 3 clinical trial of SNA-120, the Company will become obligated to issue $18.0 million in shares of common stock, less certain offsets if applicable, to the former Creabilis shareholders.

The Company recorded a deferred tax liability of $9.4 million for the non-deductible in-process research and development intangible assets acquired on the date of the acquisition. The deferred tax liability is a foreign denominated liability subject to translation at each balance sheet date and had a carrying value of $10.5 million and $11.0 million at December 31, 2018 and 2017, respectively. The change in carrying value during the year ended December 31, 2018 was related to translation adjustments of $0.5 million. The recording of the deferred tax liability resulted in goodwill in the amount of $9.8 million on the date of acquisition. Goodwill is foreign denominated and subject to translation at each balance sheet date and had a carrying value of $11.0 million and $11.5 million at December 31, 2018 and 2017, respectively. The change in carrying value during the year ended December 31, 2018 was due to translation adjustments of $0.5 million. The net impact of all translation adjustments is included in other comprehensive loss. Goodwill is not amortized but is tested at least annually for impairment. No impairment has been recognized as of December 31, 2018 and 2017.

For the years ended December 31, 2018, 2017 and 2016, Creabilis’ net loss included in the Company’s consolidated statement of operations was $3.3 million, $2.6 million and $0.2 million, respectively. Additionally, $1.7 million of transaction costs related to the acquisition are included in general and administrative expense for the year ended December 31, 2016.

5. Identifiable Intangible Assets

The Company’s only identifiable intangible assets were in-process research and development related to SNA-120 and SNA-125 as of December 31, 2018 and 2017. The total intangible in-process research and development assets were recorded at an initial value of $42.3 million as a result of the Company’s acquisition of Creabilis, are foreign denominated and subject to translation, and had a carrying value of $45.6 million and $47.6 million as of December 31, 2018 and 2017, respectively. The Company used the income approach to determine the fair value of the in-process research and development assets. This approach calculated fair value by estimating future cash flows attributable to the assets, using several unobservable inputs such as future revenues and expenses, time and resources needed to complete development and probabilities of obtaining market approval, and then discounting these cash flows to a present value using a risk-adjusted discount rate commensurate with the Company’s cost of capital and expectation of the revenue growth for products at their life cycle stage. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance. See Note 7, “Fair Value Measurements”.

Identifiable intangible assets are initially measured at their respective fair values and will not be amortized until commercialization. If commercialization occurs, intangible assets will be amortized over their estimated useful lives. In-process research and development assets were initially recognized at their fair value as determined on the date of acquisition of December 6, 2016 and are reviewed for impairment at least annually or whenever changes in circumstances indicate a potential impairment or upon regulatory approval resulting in the reclassification to a finite-lived intangible asset. No impairment has been recognized as of December 31, 2018 and 2017. Changes in value as a result of translation adjustments are included in other comprehensive income in the consolidated balance sheets.

6. Property and Equipment

Property and equipment consisted of the following as of December 31, 2018 and 2017 (in thousands):

	Estimated Useful Life (in years)	December 31,
		2018	2017
Lab equipment	5	$307	$307
Computer hardware	3	142	116
Capital lease equipment	3	46	46
Furniture and fixtures	5	87	91
Software	3	9	—
Leasehold improvements		105	105

Total		696	665
Less accumulated depreciation		(385)	(233)

Property and equipment, net		$311	$432

Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the related asset. Depreciation expense was $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$48,526	$—	$—

Total	$48,526	$—	$—

Liabilities:
Success payment liability	$—	$—	$3
Contingent consideration	—	—	29,200

Total	$—	$—	$29,203

	December 31, 2017
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$74,467	$—	$—

Total	$74,467	$—	$—

Liabilities:
Success payment liability	$—	$—	$3,285
Contingent consideration	—	—	22,900

Total	$—	$—	$26,185

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Success Payment Liability	Contingent Consideration
Balance at December 31, 2017	$3,285	$22,900
Change in fair value due to remeasurement	(3,282)	6,300

Balance at December 31, 2018	$3	$29,200

Cash equivalents

At December 31, 2018, the Company’s cash equivalents are comprised of U.S. Treasury money market funds whose value is based upon quoted market prices in active markets for identical assets or liabilities with no adjustments applied. Accordingly, these investments are classified as Level 1 of the fair value measurements and disclosure guidance.

Intangible assets

In connection with the acquisition of Creabilis, the Company acquired intangible in-process research and development assets which were recorded at fair value based on significant unobservable (Level 3) inputs. The fair value of in-process research and development (“IPR&D”) assets was determined by an independent third-party valuation firm applying the income approach. This approach calculates fair value by estimating future cash flows attributable to the IPR&D assets using several significant unobservable inputs, including a risk adjusted discount rate commensurate with the perceived risk of the IPR&D assets of 20.5%, projected future revenues and expenses based on the cumulative probabilities of multiple scenarios with individual probabilities ranging from 0.1% to 22.5%, and estimates of the timing of the achievement of the various product development, regulatory approval and sales milestones. These intangible assets are not measured at fair value on a recurring basis but are subject to fair value measurement as part of the related impairment test.

Contingent consideration

In connection with the acquisition of Creabilis, the Company agreed to pay additional amounts based on the achievement of certain development, approval and sales milestones. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. Contingent consideration may change significantly as development progresses and additional data is obtained, impacting the Company’s assumptions regarding probabilities of successful achievement of related milestones used to estimate the fair value of the liability and the timing in which they are expected to be achieved. In evaluating the fair value information, judgment is required to interpret the market data used to develop the estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques could result in materially different fair value estimates.

The fair value of the contingent consideration was determined by an independent third-party valuation firm applying the income approach. This approach calculates fair value by estimating future cash flows attributable to the related IPR&D assets using several significant unobservable inputs, including risk adjusted discount rates ranging from 7.6% to 16.9%, projected future revenues and expenses based on the cumulative probabilities of multiple scenarios with individual probabilities ranging from 3.8% to 50.1%, and estimates of the timing of the achievement of the various product development, regulatory approval and sales milestones. Significant increases or decreases in any of the probabilities of success and other inputs would result in a significantly higher or lower fair value measurement, respectively. Changes in the fair values of the contingent consideration obligations are recorded in general and administrative expense in the consolidated statement of operations.

In October 2017, the Company commenced the additional Phase 2b clinical trial for SNA-120, triggering the first contingent milestone payment of $5.0 million, less certain offsets totaling approximately $0.3 million, which was satisfied by issuing an aggregate of 201,268 shares of common stock to the former Creabilis shareholders. The number of shares issued was based on the volume weighted average price of the Company’s common stock over the 20-day trading period preceding the commencement of the trial. Concurrently, the Company recognized the additional change in fair value of the contingent consideration liability in general and administrative expense and recognized the settlement of the first contingent milestone in shares of common stock totaling $4.2 million by reclassifying the related contingent consideration liability balance to equity in the consolidated balance sheet. The change in value during the year ended December 31, 2018 was an increase of $6.3 million, primarily related to increased probabilities surrounding regulatory, product approval and sales milestones driven by the completion of the Phase 2b clinical trial for SNA-120. The change in value during the year ended December 31, 2017 was a decrease of $1.2 million which represented the settlement of the first contingent milestone in shares of common stock totaling $4.2 million, offset by an increase in fair value of $3.0 million, primarily related to changes in external market factors and probability adjustments.

Success payment liability

In October 2015, as a result of an agreement in which the Company agreed to pay certain stockholders success payments if the stock price of the Company’s common stock reached certain thresholds, the Company recorded a success payment liability. The success payment liability was recorded at fair value based on significant unobservable inputs, as discussed in Note 9, “Success Payment Liability”. The change in fair value during the years ended December 31, 2018, 2017 and 2016 resulted in net other income of $3.3 million and net other expense of $2.0 million and $0.6 million, respectively, and was recorded to other income and expense in the consolidated statements of operations. Changes in the fair value is primarily related to the changes in the Company’s stock price and the passage of time. The determination of the fair value of the success payment liability uses assumptions the Company believes would be made by a market participant and the Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. In evaluating the fair value information, judgement is required to interpret the market data used to develop the estimates. The use of different market assumptions and/ or different valuation techniques could result in materially different fair value estimates. Significant increases or decreases in the probabilities of meeting the common stock price thresholds or in the timing or likelihood of achieving the triggering events and other inputs would result in a significantly higher or lower fair value measurement, respectively.

There were no transfers of assets or liabilities between the fair value measurement levels during the years ended December 31, 2018 and 2017.

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

Upon their issuance, the success payments did not require any future service to be provided by the recipients and as such, the success payments were accounted for under accounting guidance for derivatives and hedging. Accordingly, the Company recorded an initial liability at fair value and remeasures the liability each reporting period, with changes being recognized in the consolidated statement of operations. The fair value of the success payments liability was estimated based on a third-party valuation using a model which simulates the future movement of stock prices based on several key variables. The following variables were incorporated in the estimated fair value of the success payment liability: estimated term of the success payments, fair value of common stock, expected volatility, and risk-free interest rate. The computation of expected volatility was estimated using a combination of available information about the historical volatility of stocks of similar publicly-traded companies for a period matching the expected term assumption. During the years ended December 31, 2018, 2017 and 2016, the Company recorded net other income of $3.3 million and net other expense of $2.0 million and $0.6 million, respectively, due to remeasurement of the liability.

10. Long-Term Debt

On June 29, 2018 the Company entered into the SVB Loan Agreement with SVB. Under the SVB Loan Agreement, SVB will provide the Company with access to term loans in an aggregate principal amount of up to $40.0 million. The first credit extension, of a principal amount of $30.0 million, was funded on June 29, 2018, and is repayable in monthly installments until July 1, 2023, including an initial interest-only period through July 31, 2020. On January 28, 2019, the Company entered into an amendment to the loan and security agreement (as amended, the “SVB Agreement”). See Note 16, “Subsequent Events.”

Interest on the term loans accrue at a per annum rate of the greater of (i) the Wall Street Journal prime rate plus 2.50% and (ii) 7.25%. On December 31, 2018, the rate was 8.0%. Under the amended SVB Agreement, the Company’s total access to term loans is $30.0 million and, if unrestricted cash at SVB falls below the greater of (i) $30.0 million and (ii) the sum of (x) $15.0 million, plus (y) the Company’s six month cash burn, tested monthly as of the last day of each month, then the Company has the option to either (a) prepay the term loans in denominations of $15.0 million (plus accrued and unpaid interest, the final payment fee in respect to the portion of the terms loans being repaid and the prepayment fee in respect to the pro rata portion of the term loans being prepaid in excess of $15.0 million) or (b) immediately cash secure not less than the lesser of the outstanding balance or $15.0 million of the principal balance of all outstanding indebtedness under the term loans. In addition, the final payment fee has been increased by 1% to 6.5% of the total term loans advanced. In connection with the amendment, the Company issued to SVB and its affiliate, Life Science Loans II, LLC, warrants to purchase an aggregate of 535,714 shares of the Company’s common stock at an exercise price of $2.80 per share. The warrants are immediately exercisable and have a term of ten years.

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

As of December 31, 2018, the carrying value of the term loan consists of $30.0 million principal outstanding less the debt issuance costs of approximately $0.1 million. The final maturity payment of $1.7 million is recognized over the life of the term loan through interest expense using the effective interest method. The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan. Interest expense relating to the term loan for the year ended December 31, 2018 was $1.5 million. Interest expense is calculated using the effective interest method, and is inclusive of non-cash amortization of capitalized loan costs. At December 31, 2018, the effective interest rate was 9.39%.

Future principal payments for the long-term debt are as follows (in thousands):

December 31, 2018
2019	—
2020	4,500
2021	9,586
2022	10,393
2023	5,521

Total principal payments	30,000
Final fee due at maturity in 2023	1,650

Total principal and final fee payments	31,650
Unamortized discount and debt issuance costs	(1,525)

Long-term debt, net	$30,125

11. Commitments and Contingencies

Operating Lease

In May 2016, the Company entered into a 40-month lease obligation for office space in Westlake Village, California, which commenced on October 10, 2016, and terminates on February 29, 2020. In June 2017, the Company amended the lease agreement to include an additional 5,973 square feet and an allowance for leasehold improvements of up to $0.1 million. The lease is subject to fixed rate escalation increases and includes a period of free rent. As a result, the Company recognizes rent expense on a straight-line basis for the full amount of the commitment including the minimum rent increases over the life of the lease and the free rent period. The lease contains a renewal option for an additional three-year term. Future minimum rental payments under the lease arrangements as of December 31, 2018, are as follows (in thousands):

Year ending December 31:
2019	$432
2020	74
2021	—
2022	—
Thereafter	—

Total minimum lease payments	$506

During the years ended December 31, 2018, 2017 and 2016, the Company incurred $0.4 million, $0.5 million and $0.2 million for rent expense, respectively.

License and Supply Agreement

The Company has an exclusive license and supply agreement with nanoComposix, pursuant to which the Company owes minimum annual royalties of $50,000 or low single digit royalties on net sales of licensed products.

Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business, including those set forth in Part 1, Item 3 “Legal Proceedings”. As of December 31, 2018, there are no matters where there is at least a reasonable probability that a material loss has been or will be incurred.

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

Stock Purchase Rights

In January 2016, in connection with his commencement of employment with the Company, the Company’s board of directors granted Dr. Beddingfield, the Company’s President and Chief Executive Officer, the right to purchase 553,652 shares of the Company’s common stock for a purchase price of $2.35 per share, which the board of directors determined was the fair market value on the date of grant. With respect to 454,912 shares subject to the stock purchase right, 25% of the shares vest on the first anniversary of the grant, and 1/48th of the shares vest monthly thereafter, subject to Dr. Beddingfield continuing to provide services to the Company through each such vesting date. With respect to 49,370 shares subject to the stock purchase right, 50% of the shares vest on the first date the volume-weighted average trading price of the Company’s common stock equals or exceeds $71.03 per share, and 1/24th of the shares vest monthly thereafter, subject to Dr. Beddingfield continuing to provide services to the Company through each such vesting date. With respect to the remaining 49,370 shares subject to the stock purchase right, 50% of the shares vest upon achievement of a milestone related to clinical development, and 1/24th of the shares vest monthly thereafter, subject to Dr. Beddingfield continuing to provide services to the Company through each such vesting date. On December 3, 2018, 50% of these shares vested as a result of achieving the clinical development milestone relating to the top-line results from the Phase 2b study of SNA-120 for the treatment of itch and psoriasis. The Company determined that the stock purchase rights effectively represented an option and the fair value of the option was $1.3 million which is being amortized as compensation expense over the performance period of the award with $0.3 million, $0.5 million and $0.1 million recognized as compensation expense for the years ended December 31, 2018, 2017 and 2016, respectively.

In May 2016, Dr. Beddingfield exercised his stock purchase rights in full and purchased restricted stock that vests on the same schedule as the stock purchase rights by providing a promissory note to the Company in the principal amount of $1.3 million, with an interest rate of 1.43% per annum. The promissory note was considered to be substantively non-recourse and, as such, the issuance of the unvested restricted shares in exchange for the note continued to constitute a stock option for accounting purposes. As the promissory note was non-recourse, it was not reflected on the Company’s balance sheet at December 31, 2016. In June 2017, the Company forgave all outstanding principal and accrued interest under the related party non-recourse promissory note effective as of July 2, 2017, and the note was cancelled. The total outstanding principal balance and accrued but unpaid interest forgiven on the promissory note was $1.3 million. As of December 31, 2018 and 2017, 0.4 million and 0.2 million shares subject to the award had vested, respectively.

Success Payments

Todd Harris, a member of the Company’s board of directors, is a beneficiary of the Success Payments Agreement, as described in Note 9 “Success Payment Liability” and will receive 25.22% of any related payouts.

13. Stockholders’ Equity

As of December 31, 2018, the authorized stock of the Company was 300.0 million shares of common stock, $0.0001 par value per share, and 10.0 million shares of preferred stock, $0.0001 par value per share.

Common Stock

Holders of common stock are entitled to one vote per share and, upon liquidation, dissolution, or winding up of the Company, are entitled to receive all assets available for distribution to stockholders. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

Shares of common stock reserved for future issuance were as follows as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Common stock awards outstanding	2,263	1,159
Common stock awards available for grant under employee benefit plans	1,370	1,533

Total shares of common stock reserved for future issuance	3,633	2,692

Convertible Preferred Stock

As of December 31, 2018 and 2017, there was no convertible preferred stock outstanding. In connection with the Company’s IPO, all outstanding shares of convertible preferred stock were automatically converted into 12.8 million shares of common stock.

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

ATM Offering Program

In August 2018, the Company entered into a sales agreement with Cowen pursuant to which the Company may sell from time to time, at its option, up to $75.0 million of the Company’s common stock through ATM Offering Program, under which Cowen will act as sales agent. The aggregate compensation payable to Cowen shall be 3% of the gross sales price of the common stock sold by Cowen pursuant to the Sales Agreement. During the year ended December 31, 2018, the Company issued 340,307 shares of its common stock through its ATM Offering Program and received net proceeds of approximately $5.0 million, after deducting commissions of $0.2 million and other offering expenses of $0.4 million.

Stock Awards and Stock-Based Compensation

In July 2017, the Company’s board of directors approved the 2017 Incentive Award Plan, or the 2017 Plan, which became effective upon the completion of the IPO on August 1, 2017. The 2017 Plan serves as the successor incentive award plan to the Company’s 2010 Equity Incentive Plan, or the 2010 Plan, and has 1.0 million shares of common stock available for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock-based awards, plus shares of common stock that were reserved for issuance pursuant to future awards under the 2010 Plan at the time the 2017 Plan became effective, plus shares represented by awards outstanding under the 2010 Plan that are forfeited or lapse unexercised and which following the effective date of the 2017 Plan are not issued under the 2010 Plan. In addition, the 2017 Plan reserve will increase on January 1, 2018 and each subsequent anniversary through 2027, by an amount equal to the lesser of (a) four percent of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (b) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 12.0 million shares of stock may be issued upon the exercise of incentive stock options.

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

The fair value of each employee award granted during 2018, 2017 and 2016 was estimated on the grant date using the Black-Scholes option-pricing model. The fair value of each non-employee option granted was estimated on the grant date and subsequently remeasured each reporting period using the Black-Scholes option-pricing model. The following assumptions were used for grant date fair value for the years ended December 31, 2018, 2017 and 2016:

Year Ended December 31,
	2018	2017	2016
Expected stock price volatility	65.40–74.21%	59.13%–64.09%	46.72%–54.76%
Expected dividend yield	—%	—%	—%
Expected term (in years)	5.0–6.1	5.3–10.0	4.0–10.0
Risk-free interest rate	2.55–3.06%	1.77%–2.60%	1.12%–2.42%

Due to limited historical data, the Company estimates stock price volatility based on a combined weighted average of the Company’s historical average volatility and that of a selected peer group of comparable publicly traded companies over the expected life of the award. The Company has never paid and does not expect to pay dividends in the foreseeable future. The expected term represents the average time that awards that vest are expected to be outstanding. For employee awards that have an early exercise provision, the Company has sufficient information to utilize four years as an expected term. For awards without an early exercise provision, the Company does not have sufficient history of stock option exercises to estimate the expected term and, thus, calculates expected term using the simplified method, based on the midpoint between the average vesting date and the contractual term. For all non-employees, the expected term is equivalent to the contractual term of 10 years. The risk-free interest rate is based on the United States Treasury yield curve for the expected life of the option. For awards issued prior to the listing of the Company’s common stock on Nasdaq, the fair value of the common stock utilized in the fair value estimation of award arrangements has been determined by the Company’s board of directors, utilizing contemporaneous third-party valuations. Following the listing of the common stock on Nasdaq, the Company uses its closing stock price as reported on Nasdaq on the grant date for the fair value of its stock. The Company has elected to record forfeitures as they occur and does not adjust its expense based on an estimated forfeiture rate.

The table below summarizes the stock option activity for the years ended December 31, 2018, 2017 and 2016:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	—	—	—
Granted	1,020	$2.35	—
Exercised	(372)	2.35	$87
Cancelled	(75)	2.35	—

Outstanding at December 31, 2016	573	$2.35	$1,412
Granted	686	12.22	—
Exercised	(92)	2.35	260
Cancelled	(8)	2.35	—

Outstanding at December 31, 2017	1,159	$8.19	$11,795
Granted	1,358	15.95	—
Exercised	(37)	11.04	168
Cancelled	(217)	12.14	—

Outstanding at December 31, 2018	2,263	$12.42	$18

Exercisable at December 31, 2018	561	$7.05	$17

The Company granted non-employee options to purchase 35,000 and 65,000 shares of its common stock during the years ended December 31, 2017 and 2016, respectively, which are included in the stock option activity above. The Company did not grant any non-employee options to purchase shares of its common stock during the year ended December 31, 2018.

Total compensation cost recorded in the consolidated statements of operations and comprehensive loss, which includes non-cash stock-based compensation expense, restricted shares issued to non-employees subject to vesting and the value of stock and options issued to non-employees for services and non-cash stock-based compensation expense relating to the ESPP are allocated as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Research and development	$1,519	$487	$104
General and administrative	3,181	1,625	254

	$4,700	$2,112	$358

As of December 31, 2018, there was $13.6 million of unrecognized compensation expense related to unvested employee stock award agreements, which is expected to be recognized over a weighted-average period of approximately 3.17 years. As a result of the corporate restructure in January 2019, a portion of this expense will not be recognized. For stock option awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award.

The weighted-average grant date fair value of all stock options granted during the year ended December 31, 2018 was $15.95. The weighted-average remaining contractual life of options outstanding at December 31, 2018 is 8.8 years. The total fair value of the shares vested during the year ended December 31, 2018 was $3.3 million. Additionally, stock compensation expense includes $0.3 million, $0.8 million and $48,000 related to non-employee option grants during the years ended December 31, 2018, 2017 and 2016, respectively.

Prior to its termination in connection with the effectiveness of the 2017 Plan, the 2010 Plan allowed the Company to grant to employees the right to exercise stock options in exchange for cash before the requisite service was provided (e.g., before the award is vested under its original terms); however, such arrangements permit the Company to subsequently repurchase such shares at the exercise price if the employee ceases to be a service provider. Such an exercise is not substantive for accounting purposes. Therefore, the payment received for the exercise price is recognized as an early exercise liability in the consolidated balance sheets and will be transferred to common stock and additional paid in capital as such shares vest. As of December 31, 2018 and 2017, 307,504 and 546,065 unvested shares, respectively, were legally issued but are not considered outstanding for accounting purposes and are therefore excluded from basic and diluted net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. In connection with these unvested shares, the Company has recorded an early exercise liability as of December 31, 2018 and 2017, of $0.3 million and $0.5 million, respectively, of which $0.2 million and $0.2 million is included in current liabilities, and $0.1 million and $0.3 million is included in non-current liabilities in the consolidated balance sheet at December 31, 2018 and 2017, respectively.

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

The ESPP is intended to qualify under Section 423 of the U.S. Internal Revenue Service Code of 1986, as amended. The maximum number of the Company’s common stock which will be authorized for sale under the ESPP is equal to the sum of (a) 198,883 shares of common stock and (b) an annual increase on the first day of each year beginning in 2018 and ending in 2027, equal to the lesser of (i) 1% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company’s board of directors; provided, however, no more than 3.0 million shares of the Company’s common stock may be issued under the ESPP. The ESPP has 0.3 million shares of common stock reserved for future issuance pursuant to the plan.

The Company recognized $0.3 million in compensation expense related to the ESPP for the year ended December 31, 2018. During the year ended December 31, 2018, 67,508 shares of common stock were issued under the ESPP.

14. Income Taxes

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

A U.S. shareholder of a specified foreign corporation, or SFC, must include in gross income, at the end of the SFC’s last tax year beginning January 1, 2018, the U.S. shareholder’s pro rata share of the SFC’s undistributed and previously untaxed post-1986 foreign earnings and profits. The amount of earnings and profits taken into account is the greater of the amounts determined as of November 2, 2017, or December 31, 2017, unreduced by dividends to other SFCs during the SFC’s last taxable year beginning before January 1, 2018. As of December 31, 2017, the Company’s controlled foreign corporations had negative cumulative earnings and profits; therefore, the Company did not have an income inclusion as a result of the mandatory deemed repatriation.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allowed the Company to record provisional amounts for the effects of the TCJA in the period it was enacted for a measurement period not extend beyond one year from the enactment date. Under SAB 118, the Company recorded a provisional reduction in its deferred tax assets and associated valuation allowance of $9.0 million in 2017 for the effects of the TCJA, which was primarily attributable to the reduction in federal tax rates. The Company completed its assessment of the final impact of the TCJA within the required measurement period under SAB 118 and determined that there were no material adjustments to the provisional amounts previously recorded.

The amount of loss before taxes (in thousands):

	Year Ended December 31,
	2018	2017	2016
U.S. loss before taxes	$(70,206)	$(48,258)	$(20,937)
Foreign loss before taxes	(3,265)	(2,577)	(225)

Loss before income taxes	$(73,471)	$(50,835)	$(21,162)

Income tax benefit for the years ended December 31, 2018, 2017 and 2016 consists of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$—	$(226)	$—
State	—	(64)	—
Foreign	—	—	—

Total Current	$—	$(290)	$—

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total Deferred	—	—	—

Income Tax Benefit	$—	$(290)	$—

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Tax computed at federal statutory rate	$(15,429)	$(17,284)	$(7,407)
State income taxes, net of federal tax benefit	(1,867)	(1,713)	(1,058)
Rate difference on non-US earnings	(96)	482	33
Research and development credits	(1,527)	(929)	(359)
Success based payments	(689)	688	199
Valuation allowance	18,637	6,222	7,582
Uncertain tax positions	—	—	379
Transaction costs	—	—	587
Tax Cut and Jobs Act	—	8,960	—
Contingent consideration	1,323	1,016	—
Return to provision and true-ups	(718)	2,499	—
Permanent items	366	(231)	44

Income tax benefit	$—	$(290)	$—

The components that comprise the Company’s net deferred tax assets at December 31, 2018 and 2017 consist of the following (in thousands):

	Year Ended December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$19,868	$15,815
Amortization	20,754	8,818
Stock-based compensation	1,021	392
R&D credit carryforwards	2,894	1,367
Accrued expenses	648	600
Other	176	168

Total deferred tax assets	$45,361	$27,160

Deferred tax liabilities
Foreign intangibles	$(10,503)	$(10,964)
Fixed assets	(18)	(30)

Total deferred tax liabilities	$(10,521)	$(10,994)

Net deferred tax assets	$34,840	$16,166
Valuation allowance	(45,343)	(27,130)

Net deferred tax liabilities	$(10,503)	$(10,964)

Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Management periodically evaluates the recoverability of the deferred tax assets and assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Because of the Company’s recent history of operating losses, management believes the future benefits of deferred tax assets are not likely to be realized. Based on the weight of all evidence, including a history of operating losses and the Company’s ability to generate future taxable income to realize these assets, management has determined it is more likely than not that the net deferred tax assets will not be realized and a full valuation allowance has been established to offset the net deferred tax asset. The Company’s valuation allowance increased by $18.2 million from 2017 to 2018. Additionally, the company has a deferred tax liability of $10.5 million related the acquisition of in-process research and development assets in a non-taxable transaction. This deferred tax liability cannot be assumed to be a source of future income to provide benefit to the Company’s deferred tax assets given the uncertainties as to the timing of its realization.

As of December 31, 2018, the Company had federal net operating loss carryforwards of approximately $48.8 million, with $25.1 million of net operating losses generated during 2018 carrying forward indefinitely and $23.7 million of net operating losses beginning to expire between 2031 and 2037. There are state net operating loss carryforwards of approximately $11.2 million and foreign net operating loss carryforwards of $41.3 million. The state net operating loss carryforwards will begin to expire in 2031 and the foreign net operating loss carryforwards will begin to expire in 2034. In addition, the Company also has federal credit carryforwards of approximately $2.9 million as of December 31, 2018 which may be available to offset future tax liabilities. These federal credits will expire between 2036 and 2038.

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

The following table summarizes the changes in the amount of our unrecognized tax benefits (in thousands):

Unrecognized tax benefits at December 31, 2016	984
Increase / (Decrease) for prior year tax positions	4
Increase for current year tax positions	—

Unrecognized tax benefits at December 31, 2017	$988
Increase / (Decrease) for prior year tax positions	—
Increase for current year tax positions	—

Unrecognized tax benefits at December 31, 2018	$988

Any uncertain tax positions would be related to tax years that remain open and subject to examination by the relevant tax authorities. The Company has no liabilities related to uncertain tax positions, but does have unrecognized tax benefits of $1.0 million which have been recorded as a direct reduction to the deferred tax asset as of the year ended December 31, 2018. At December 31, 2018 and 2017, the Company had unrecognized tax benefits of $1.0 million and $1.0 million, respectively. The Company does not expect any significant increases or decreases to the Company’s unrecognized tax benefits within the next 12 months. If recognized, none of the unrecognized tax benefits would impact the Company’s effective tax rate due to the existence of the valuation allowance. The Company is subject to U.S. federal tax authority examinations and U.S. state tax authority examinations for all years with the net operating loss and credit carryforwards. At December 31, 2018, the Company has not accrued for interest or penalties associated with unrecognized tax liabilities. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

15. Selected Quarterly Consolidated Financial Data (Unaudited)

The following table contains unaudited consolidated financial information on a quarterly basis for 2018 and 2017. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Year Ended December 31, 2018
Total operating expenses	$18,477	$21,668	$16,584	$19,769
Other income (expense), net	1,374	1,429	(210)	434
Net loss	(17,103)	(20,239)	(16,794)	(19,335)
Net loss per share, basic and diluted	$(0.85)	$(1.00)	$(0.82)	$(0.93)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Year Ended December 31, 2017
Total operating expenses	$8,993	$11,266	$14,322	$13,990
Other income (expense), net	(1,160)	(1,672)	(2,154)	2,722
Net loss	(10,107)	(12,857)	(16,391)	(11,190)
Net loss per share, basic and diluted	$(5.30)	$(6.50)	$(1.12)	$(0.56)

16. Subsequent Events

On January 2, 2019, the Company implemented a corporate restructuring to focus resources on its lead product candidate, SNA-120 for psoriasis and the associated pruritus, resulting in a reduction in force to reduce operational costs and preserve capital. The restructuring resulted in an elimination of 20 positions, or approximately 34% of the Company’s workforce.

On January 28, 2019, the Company executed an amendment to the loan and security agreement entered into with Silicon Valley Bank (“SVB”) on June 29, 2018. Under the original agreement, the Company drew down a principal amount of $30.0 million on June 29, 2018, with access to term loans in an aggregate principal amount of up to $40.0 million. Under the amendment, the Company’s total access to term loans is $30.0 million, with additional minimum liquidity requirements. The final payment fee has been increased by 1% to 6.5% of the total term loans advanced. In connection with the amendment, on the amendment effective date, the Company issued to SVB and its affiliate, warrants to purchase an aggregate of 535,714 shares of the Company’s common stock at an exercise price of $2.80 per share. The warrants are immediately exercisable and have a term of ten years.

On February 8, 2019, the Company announced top-line results from pivotal trials of SNA-001 for the reduction of light-pigmented hair and the final pivotal trial of SNA-001 for the treatment of acne and plans to seek a strategic partner to maximize the value of SNA-001.

On February 20, 2019, the Company entered into an underwriting agreement with Cowen and Company, LLC and BMO Capital Markets Corp., pursuant to which the Company agreed to issue and sell 8,000,000 shares of its common stock, par value $0.0001 per share to the underwriters. The shares were sold at a public offering price of $2.50 per share, and were purchased by the underwriters from the Company at a price of $2.35 per share. Under the terms of the underwriting agreement, the Company granted the underwriters the option, for 30 days, to purchase up to 1,200,000 additional shares of common stock at the public offering price. The Offering was made under a prospectus supplement and related prospectus filed with the Securities and Exchange Commission pursuant to the Company’s effective shelf registration statement on Form S-3, as amended (Registration No. 333-226595). On February 22, 2019, the offering closed and the Company completed the sale and issuance of an aggregate of 8,000,000 shares of common stock. The Company received net proceeds from the offering of approximately $18.5 million, after deducting the underwriters’ discounts and commissions and estimated offering expenses payable by the Company.

On February 28, 2019, the underwriters exercised in full their option to purchase 1,200,000 additional shares of the Company’s common stock. The Company received net proceeds from the offering option exercise of approximately $2.8 million, after deducting the underwriters’ discounts and commissions and estimated offering expenses payable by the Company.

Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	Date	Number

2.1†	Share Purchase Agreement, dated December 6, 2016, by and among Sienna Biopharmaceuticals, Inc., Shareholder Representative Services LLC and the Vendors set forth on Schedule 1 thereto.	S-1	7-3-2017	2.1

3.1	Amended and Restated Certificate of Incorporation, as amended.	8-K	8-1-2017	3.1

3.2	Amended and Restated Bylaws.	8-K	8-1-2017	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	7-17-2017	4.2

4.3	Warrant to Purchase Common Stock, dated as of January 28, 2019, by and between Silicon Valley Bank and Sienna Biopharmaceuticals, Inc.	8-K	1-30-2019	4.1

4.4	Warrant to Purchase Common Stock, dated as of January 28, 2019, by and between Life Science Loans II, LLC and Sienna Biopharmaceuticals, Inc.	8-K	1-30-2019	4.2

10.1	Loan and Security Agreement dated as of June 29, 2018, by and between Silicon Valley Bank and Sienna Biopharmaceuticals, Inc.	8-K	7-2-2018	10.1

10.2	First Amendment to Loan and Security Agreement dated as of January 28, 2019, by and between Silicon Valley Bank and Sienna Biopharmaceuticals, Inc.	8-K	1-30-2019	10.1

10.3†	Amended and Restated Exclusive Supply and License Agreement, dated as of April 19, 2017, by and between Sienna Biopharmaceuticals, Inc. and nanoComposix, Inc.	S-1/A	7-17-2017	10.1

10.4†	Letter Agreement, dated as of October 8, 2015, by and among Sienna Biopharmaceuticals, Inc. and certain of its stockholders listed therein.	S-1	7-3-2017	10.2

10.5	Amended and Restated Investors’ Rights Agreement, dated April 12, 2017, by and among Sienna Biopharmaceuticals, Inc. and the investors listed therein.	S-1	7-3-2017	10.3

10.6(a)	Office Lease, dated May 10, 2016, by and between Sienna Biopharmaceuticals, Inc. and Teachers Insurance and Annuity Association of America.	S-1	7-3-2017	10.4	(a)

10.7(b)	First Amendment to Office Lease, dated June 13, 2017, by and between Sienna Biopharmaceuticals, Inc. and Teachers Insurance and Annuity Association of America.	S-1	7-3-2017	10.4	(b)

10.8(a)#	2010 Equity Incentive Plan, as amended.	S-8	8-1-2017	99.1	(a)

10.9(b)#	Form of Stock Option Agreement under 2010 Equity Incentive Plan.	S-1	7-3-2017	10.5	(b)

10.10(c)#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under 2010 Equity Incentive Plan.	S-1	7-3-2017	10.5	(c)

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	Date	Number

10.11(a)#	2017 Incentive Award Plan.	S-8	8-1-2017	99.2	(a)

10.12(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2017 Incentive Award Plan.	S-1/A	7-17-2017	10.6	(b)

10.13(c)#	Form of Restricted Stock Award Grant Notice under the 2017 Incentive Award Plan.	S-1/A	7-17-2017	10.6	(c)

10.14(d)#	Form of Restricted Stock Unit Award Grant Notice under the 2017 Incentive Award Plan.	S-1/A	7-17-2017	10.6	(d)

10.15#	Employment Agreement by and between Sienna Biopharmaceuticals, Inc. and Frederick C. Beddingfield III, dated as of July 26, 2017.	S-1	7-3-2017	10.7

10.16#	Employment Agreement by and between Sienna Biopharmaceuticals, Inc. and Timothy K. Andrews, dated as of July 26, 2017.	S-1	7-3-2017	10.9

10.17#	Employment Agreement by and between Sienna Biopharmaceuticals, Inc. and Diane Stroehmann, dated as of July 26, 2017.	S-1	7-3-2017	10.10

10.18#	Employment Agreement by and between Sienna Biopharmaceuticals, Inc. and Paul Lizzul, dated as of July 26, 2017.	S-1	7-3-2017	10.12

10.19#	Employment Agreement by and between Sienna Biopharmaceuticals, Inc. and John W. Smither, dated as of March 21, 2018	10-Q	5-4-2018	10.2

10.20#	Separation Agreement by and between Sienna Biopharmaceuticals, Inc. and Todd Harris, dated as of November 5, 2018.					X

10.21#	Non-Employee Director Compensation Program.	S-1/A	7-17-2017	10.13

10.22#	Form of Indemnification Agreement for directors and officers.	S-1	7-3-2017	10.14

10.23#	2017 Employee Stock Purchase Plan.	S-8	8-1-2017	99.3

21.1	List of Subsidiaries.					X

23.1	Consent of independent registered public accounting firm.					X

31.1	Certification of Chief Executive Officer of Sienna Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer of Sienna Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

†	Confidential treatment has been granted for certain information contained in this Exhibit. Such information has been omitted and filed separately with the SEC.
#	Indicates management contract or compensatory plan.
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

Sienna Biopharmaceuticals, Inc.

March 14, 2019	By:	/s/ Frederick C. Beddingfield III
Frederick C. Beddingfield III, M.D., Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Frederick C. Beddingfield III, M.D., Ph.D. and John W. Smither, his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his or her name.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ FREDERICK C. BEDDINGFIELD III	Director, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2019
Frederick C. Beddingfield III, M.D., Ph.D.

/s/ JOHN W. SMITHER	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2019
John W. Smither

/s/ KEITH R. LEONARD JR	Chairman of the Board of Directors	March 14, 2019
Keith R. Leonard Jr.

/s/ KRISTINA BUROW	Member of the Board of Directors	March 14, 2019
Kristina Burow

/s/ DENNIS M. FENTON, Ph.D.	Member of the Board of Directors	March 14, 2019
Dennis M. Fenton Ph.D.

/s/ TODD HARRIS, Ph.D.	Member of the Board of Directors	March 14, 2019
Todd Harris, Ph.D.

/s/ JAMES M. HINDMAN	Member of the Board of Directors	March 14, 2019
James M. Hindman

/s/ ROBERT MORE	Member of the Board of Directors	March 14, 2019
Robert More