Form 10-Q
period 2019-03-31
Sienna Biopharmaceuticals, Inc.
filed 2019-05-08
CIK 1656328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	SNNA	The Nasdaq Global Select Market

As of May 6, 2019, there were 30,541,978 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Sienna Biopharmaceuticals, Inc.

Form 10-Q For The Quarter Ended March 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Sienna Biopharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,169	$48,526
Restricted cash	181	181
Prepaid expenses and other current assets	1,319	1,705

Total current assets	58,669	50,412
Property and equipment, net	275	311
Operating lease right-of-use asset	772	—
In-process research and development	44,591	45,594
Goodwill	10,747	10,989

Total assets	$115,054	$107,306

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,180	$2,792
Accrued personnel costs	1,537	3,057
Other accrued expenses	4,136	5,000
Contingent consideration, current portion	14,600	13,500

Total current liabilities	22,453	24,349
Contingent consideration—net of current portion	19,200	15,700
Operating lease liability—net of current portion	587	—
Long-term debt, net	29,237	30,125
Deferred tax liability	10,272	10,503
Other long-term liabilities	19	48

Total liabilities	81,768	80,725
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized, no shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.0001 par value, 300,000 shares authorized, 30,376 and 21,177 shares issued and 30,124 and 20,870 outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Additional paid in capital	206,886	182,750
Accumulated other comprehensive income	2,186	3,199
Accumulated deficit	(175,786)	(159,368)

Total stockholders’ equity	33,286	26,581

Total liabilities and stockholders’ equity	$115,054	$107,306

See accompanying notes.

Sienna Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$7,093	$12,980
General and administrative	8,746	5,497

Total operating expenses	15,839	18,477

Loss from operations	(15,839)	(18,477)
Other income (expense), net	(543)	1,374

Net loss	$(16,382)	$(17,103)

Other comprehensive income (loss):
Cumulative translation adjustment	(1,013)	1,374

Comprehensive loss	$(17,395)	$(15,729)

Per share information:
Net loss, basic and diluted	$(0.67)	$(0.85)

Basic and diluted weighted average shares outstanding	24,606	20,228

See accompanying notes.

Sienna Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Three Months Ended March 31, 2019 and 2018
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Par Value
Balance at December 31, 2018	20,870	$—	$182,750	$3,199	$(159,368)	$26,581
Cumulative effect of adoption of ASU 2016-02	—	—	—	—	(36)	(36)
Vesting of early exercised shares	55	—	56	—	—	56
Stock-based compensation expense	—	—	1,533	—	—	1,533
Issuance of shares of common stock, net of issuance cost of $1,555 pursuant to the follow on offering	9,200	—	21,445	—	—	21,445
Issuance of warrants to purchase common stock	—	—	1,105	—	—	1,105
Repurchase of early exercised common stock options	(1)	—	(3)	—	—	(3)
Foreign currency translation adjustments	—	—	—	(1,013)	—	(1,013)
Net loss	—	—	—	—	(16,382)	(16,382)

Balance at March 31, 2019	30,124	$—	$206,886	$2,186	$(175,786)	$33,286

Balance at December 31, 2017	20,194	$—	$171,726	$5,370	$(85,897)	$91,199
Vesting of early exercised shares	60	—	70	—	—	70
Stock-based compensation expense	—	—	901	—	—	901
Repurchase of early exercised common stock options	(8)	—	(18)	—	—	(18)
Foreign currency translation adjustments	—	—	—	1,374	—	1,374
Net loss	—	—	—	—	(17,103)	(17,103)

Balance at March 31, 2018	20,246	$—	$172,679	$6,744	$(103,000)	$76,423

See accompanying notes

Sienna Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(16,382)	$(17,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	39	39
Amortization of debt discount and issuance costs	233	—
Stock-based compensation	1,533	901
Fair value adjustment of success payment liability	—	(1,166)
Fair value adjustment of contingent consideration	4,600	1,500
Non-cash interest expense	214	—
Loss on disposal of property and equipment	1	—
Impairment of operating lease – right-of-use asset	13	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	383	506
Accounts payable and other accrued liabilities	(3,403)	868

Net cash used in operating activities	(12,769)	(14,455)
Investing activities
Investment in property and equipment	(4)	(4)

Net cash used in investing activities	(4)	(4)
Financing activities
Proceeds from issuance of common stock, net of issuance costs, early exercise liability and repurchase of unvested early exercise stock options	21,442	(18)
Debt issuance costs related to long-term debt	(16)	—

Net cash provided by (used in) financing activities	21,426	(18)

Effect of exchange rate changes on cash	(10)	23
Net increase (decrease) in cash, cash equivalents and restricted cash	8,643	(14,454)
Cash, cash equivalents and restricted cash at beginning of period	48,707	74,648

Cash, cash equivalents and restricted cash at end of period	$57,350	$60,194

Supplemental Disclosure of Cash Flow Information:
Right-of-use asset obtained in exchange for lease liability	$844	$—
Warrants issued	$1,105	$—

See accompanying notes.

Sienna Biopharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2019

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

On June 29, 2018, the Company entered into a new loan and security agreement (the “SVB Loan Agreement”) with Silicon Valley Bank (“SVB”), pursuant to which SVB agreed to make available to the Company term loans with an aggregate principal amount of up to $40.0 million, $30.0 million of which was funded on June 29, 2018. On January 28, 2019, the Company entered into an amendment to the loan and security agreement, under which the Company’s total access to term loans is now $30.0 million, with additional minimum liquidity requirements. See Note 8, “Long-Term Debt.”

On August 3, 2018 the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may sell from time to time, at its option, up to $75.0 million of the Company’s common stock through an “at-the-market” equity offering program under which Cowen will act as sales agent (the “ATM Offering Program”).

On August 3, 2018, the Company also filed a Registration Statement on Form S-3 (the “Shelf Registration Statement”), covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $75.0 million of the Company’s common stock from time to time through the ATM Offering Program. The Registration Statement became effective on August 14, 2018. The shares to be sold under the Sales Agreement, may be issued and sold pursuant to the Shelf Registration Statement. During the year ended December 31, 2018, the Company issued 340,307 shares of its common stock through the ATM Offering Program and received net proceeds of approximately $5.0 million, after deducting commissions of $0.2 million and other offering expenses of $0.4 million. During the quarter ended March 31, 2019, the Company did not issue any shares of its common stock through the ATM Offering Program. See Note 11, “Stockholders’ Equity.”

On January 2, 2019, the Company implemented a corporate restructuring to focus resources on its lead product candidate, SNA-120 for psoriasis and the associated pruritus, resulting in a reduction in force to reduce operational costs and preserve capital. The restructuring resulted in an elimination of 20 positions. At March 31, 2019, the Company had completed the activities associated with the restructuring plan and all payments had been made.

In February 2019, the Company completed an underwritten public offering of 9,200,000 shares of common stock at a price to the public of $2.50 per share, including 1,200,000 shares of common stock pursuant to the underwriters’ option to purchase additional shares. The Company received net proceeds from the offering of approximately $21.4 million, after deducting the underwriters’ discounts and commissions and offering expenses payable by the Company. See Note 11, “Stockholders’ Equity.”

2. Liquidity Risks

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $175.8 million and $159.4 million as of March 31, 2019 and December 31, 2018, respectively. The Company had net losses of $16.4 million and $17.1 million for the three months ended March 31, 2019 and 2018, respectively, and net cash used in operating activities of $12.8 million and $14.5 million for the three months ended March 31, 2019 and 2018, respectively.

The Company has historically financed its operations primarily through private and public equity issuances and debt offerings, and more recently through term loans under the SVB Loan Agreement and proceeds from the Company’s ATM Offering Program. See Note 8 “Long-Term Debt.”

The Company had cash and cash equivalents of $57.2 million and $48.5 million at March 31, 2019 and December 31, 2018, respectively. The Company believes that its current capital resources will be sufficient to fund operations through at least the next twelve months based on the expected cash burn rate. The Company will be required to raise additional capital to fund future operations through the sale of its equity securities, incurring additional debt, entering into licensing or collaboration agreements with partners, grants or other sources of financing. There can be no assurance that sufficient funds will be available to the Company at all or on attractive terms when needed from equity or debt financings. If the Company is unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce its current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require the Company to relinquish rights to product candidates at an earlier stage of development or on less favorable terms to it or its stockholders than the Company would otherwise choose.

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

Unaudited Condensed Consolidated Financial Statements

The accompanying financial information for the three months ended March 31, 2019 and 2018, are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2019 and its results of operations for the three months ended March 31, 2019 and 2018 and cash flows for the three months ended March 31, 2019 and 2018. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other period(s).

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Sienna Biopharmaceuticals, Inc. and results of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. For the three months ended March 31, 2019 and 2018, the subsidiaries’ net loss included in the Company’s consolidated statement of operations was $0.4 million and $0.9 million, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. The most significant estimates in the Company’s consolidated financial statements relate to equity awards, warrants, clinical trial accruals and the valuation of contingent consideration obligations and the impairment assessment of the in-process research and development incurred in connection with the acquisition of Creabilis plc, or Creabilis. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The reclassifications were not material to the unaudited condensed consolidated financial statements.

Cash and Cash Equivalents

The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, and obligations issued by U.S. government and U.S. government agencies, and places restrictions on maturities and concentration by type and issuer. The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of March 31, 2019, cash and cash equivalents are comprised of funds in cash and U.S. Treasury money market funds. From time to time, the Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation. The accounts are monitored by management to mitigate the risk.

Restricted Cash

At March 31, 2019 and December 31, 2018, the Company held $0.2 million of restricted cash related to cash collateralized standby letters of credit in connection with obligations under the facility lease.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets which range from three to five years. Maintenance and repairs are expensed as incurred. The Company reviews the carrying values of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no material impairments recognized during the three months ended March 31, 2019 and the year ended December 31, 2018.

In-process Research and Development and Goodwill

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date (which is regarded as their cost). Intangible assets related to acquired in-process research and development are treated as indefinite lived intangible assets and not amortized until they become definite lived assets upon regulatory approval. At that time, the Company will determine the useful life of the asset and begin amortization. Indefinite lived intangible assets are reviewed for impairment at least annually or if indicators of potential impairment exist. There were no impairments of intangible assets for the three months ended March 31, 2019 and the year ended December 31, 2018.

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment annually and upon the occurrence of triggering events or substantive changes in circumstances that could indicate a potential impairment. An impairment loss is recognized when the fair value of the reporting unit to which the goodwill relates is below its carrying value. There was no impairment of goodwill for the three months ended March 31, 2019 and the year ended December 31, 2018.

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

Stock-Based Compensation

The Company measures employee and director stock-based compensation expense for all stock-based awards at the grant date based on the fair value measurement of the award. The expense is recorded on a straight-line basis over the requisite service period, which is generally the vesting period, for the entire award. Expense is adjusted for actual forfeitures of unvested awards as they occur. The Company calculates the fair value measurement of stock options using the Black-Scholes valuation model. Prior to the adoption of a new accounting pronouncement on January 1, 2019 related to share-based payments issued to non-employees for goods or services, stock options issued to non-employees were valued on their grant date and remeasured at the current fair value at the end of each reporting period until they vested. Under the new guidance, the measurement of equity-classified non-employee awards is fixed at the grant date, and no longer remeasured. The Company estimates the fair value of restricted stock unit awards based on the closing price of the Company’s common stock on the date of issuance. Proceeds from options exercised by employees prior to vesting pursuant to an early exercise provision, the related shares of which the Company has the option to repurchase prior to the vesting date should employment of the early exercise holder be terminated, are recognized as a liability until the shares vest.

Clinical Trial Accruals

As part of the process of preparing its consolidated financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company’s objective is to reflect the appropriate trial expenses in its consolidated financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its rate of clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date in its consolidated financial statements based on the facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through March 31, 2019, there have been no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials. The Company’s clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Other accrued expenses include accrued clinical trial costs of $1.7 million and $2.3 million as of March 31, 2019 and December 31, 2018, respectively.

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, excluding the effects of converting preferred stock, stock options and unvested restricted stock outstanding. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effects of convertible preferred stock, convertible notes, stock options and unvested restricted stock outstanding during the period calculated in accordance with the treasury stock method but are excluded if their impact is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between the weighted average number of shares used to calculate basic and diluted net loss per common share for the three months ended March 31, 2019 and 2018. Shares excluded from the calculation were 4.1 million and 1.7 million at March 31, 2019 and 2018, respectively.

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

Other Comprehensive Income (Loss)

Included in other comprehensive income (loss) for the three months ended March 31, 2019 and 2018 are an unrealized foreign currency translation loss of $1.0 million and a gain of $1.4 million, respectively. This is the Company’s only component of other comprehensive income (loss) for the three months ended March 31, 2019 and 2018.

Foreign currency translation

The net assets of international subsidiaries where the local currencies have been determined to be the functional currencies are translated into U.S. dollars using current exchange rates. These include the entities acquired as part of the Creabilis acquisition. See Note 4, “Contingent Consideration”. As part of this transaction, the Company acquired entities in the United Kingdom, denominated in British pounds, and Italy and Luxembourg, denominated in euros. The U.S. dollar effects that arise from translating net assets of these subsidiaries at changing rates are recognized in other comprehensive income (loss) in the condensed consolidated balance sheet. The earnings or loss of these subsidiaries are translated into U.S. dollars using average exchange rates for the periods.

Recently Issued Accounting Standards

Accounting Pronouncements Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842), which requires lessees to recognize most leases on the balance sheet. Lessees and lessors are required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective approach to adoption. The primary effect of adoption is the requirement to record right-of-use assets and corresponding lease obligations for current operating leases. The requirements of this standard generally include a significant increase in required disclosures.

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

On January 1, 2019, the Company adopted ASC 842, which resulted in the recognition of right-of-use assets of approximately $0.8 million and related lease liabilities on the consolidated balance sheets of approximately $1.0 million related to its operating lease commitments, with no material impact to the opening balance of retained earnings. The Company adopted the new leasing standards using the modified retrospective transition approach, applying to leases existing as of, or entered into after, January 1, 2019. Prior periods were not adjusted. The new standard provides a number of optional practical expedients in transition. The Company has elected the package of practical expedients to not reassess prior conclusions about lease identification under the new standard, lease classification, and initial direct costs. The Company also elected the practical expedient allowing the use of hindsight in determining the lease term and assessing impairment of right-of-use assets based on all facts and circumstances through the effective date of the new standard. The new standard also provides practical expedients for ongoing lease accounting, including electing the recognition exemption for short-term leases for all leases that qualify. Under this exemption, the Company did not recognize right-of-use, assets or lease liabilities for those leases that qualify as a short-term lease (leases with lease terms of 12 months or less), which includes not recognizing right-of-use assets or lease liabilities for existing short-term leases in transition. The Company also elected the practical expedient to not separate lease and non-lease components for all leases.

In June 2018 the FASB issued ASU 2018-07, “Compensation —Stock Compensation (Topic 718) —Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. The amendments in ASU 2018-07 are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted this standard on January 1, 2019 with no impact on the consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which provides the option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The Company adopted this standard on January 1, 2019 with no impact on the consolidated financial statements.

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

4. Contingent Consideration

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

Upon closing, Creabilis became a direct wholly-owned subsidiary. As part of the terms of the acquisition, the Company agreed to make contingent payments up to an aggregate of $58.0 million in a combination of cash and stock upon the achievement of certain development and approval milestones, of which $5.0 million has been previously satisfied. Upon the commencement of the Phase 3 clinical trial of SNA-120, the Company will become obligated to issue $18.0 million in shares of common stock, less certain offsets if applicable, to the former Creabilis shareholders. In addition, the Company is obligated to make certain contingent payments up to an aggregate of $80.0 million in cash upon the achievement of certain annual net sales thresholds and one-time royalties of less than 1% of the amount by which annual net sales exceeds each threshold in the year such threshold is achieved. Where milestone payments are required to be paid in stock, the number of shares will be determined based on the volume weighted average price of the common stock as reported on the Nasdaq Global Select Market, (“Nasdaq”), for the preceding 20-day trading period.

The agreement to pay the future milestones and potential one-time royalties resulted in the recognition of a contingent consideration liability, which is recognized at the inception of the transaction. Other than these payments, subsequent changes to the estimated amounts of contingent consideration to be paid are recognized in the consolidated statement of operations in general and administrative expense. The fair value of the contingent consideration is based on preliminary cash flow projections, based on expected product sales, probabilities around the achievement of certain development, approval and sales milestones and other assumptions. Based on the assumptions, the fair value of the contingent consideration was determined to be $33.8 million at March 31, 2019 and $29.2 million at December 31, 2018. The fair value of the contingent consideration was and continues to be determined by a third-party valuation firm applying the income approach, using several significant unobservable inputs as discussed in Note 7, “Fair Value Measurements”. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance.

5. Identifiable Intangible Assets

The Company’s only identifiable intangible assets were in-process research and development related to SNA-120 and SNA-125 as of March 31, 2019 and December 31, 2018. The total intangible in-process research and development assets were recorded at an initial value of $42.3 million as a result of the Company’s acquisition of Creabilis, are foreign denominated and subject to translation, and had a carrying value of $44.6 million and $45.6 million as of March 31, 2019 and December 31, 2018, respectively. The Company used the income approach to determine the fair value of the in-process research and development assets. This approach calculated fair value by estimating future cash flows attributable to the assets, using several unobservable inputs such as future revenues and expenses, time and resources needed to complete development and probabilities of obtaining market approval, and then discounting these cash flows to a present value using a risk-adjusted discount rate commensurate with the Company’s cost of capital and expectation of the revenue growth for products at their life cycle stage. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance. See Note 7, “Fair Value Measurements”.

Identifiable intangible assets are initially measured at their respective fair values and will not be amortized until commercialization. If commercialization occurs, intangible assets will be amortized over their estimated useful lives. In-process research and development assets were initially recognized at their fair value as determined on the date of acquisition of December 6, 2016 and are reviewed for impairment at least annually or whenever changes in circumstances indicate a potential impairment or upon regulatory approval resulting in the reclassification to a finite-lived intangible asset. No impairment has been recognized as of March 31, 2019 and December 31, 2018. Changes in value as a result of translation adjustments are included in other comprehensive income in the consolidated balance sheets.

6. Property and Equipment

Property and equipment consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	Estimated Useful Life (in years)	March 31, 2019	December 31, 2018
Lab equipment	5	$307	$307
Computer hardware	3	127	142
Capital lease equipment	3	46	46
Furniture and fixtures	5	87	87
Software	3	9	9
Leasehold improvements		105	105

Total		681	696
Less accumulated depreciation		(406)	(385)

Property and equipment, net		$275	$311

Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the related asset. Depreciation expense was $39,000 for each of the three months ended March 31, 2019 and 2018.

7. Fair Value Measurements

The Company determines the fair value of financial and nonfinancial assets and liabilities using the fair value hierarchy, which describes three levels of inputs that may be used to measure fair value, as follows:

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$57,169	$—	$—

Total	$57,169	$—	$—

Liabilities:
Contingent consideration	$—	$—	$33,800

Total	$—	$—	$33,800

	December 31, 2018
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$48,526	$—	$—

Total	$48,526	$—	$—

Liabilities:
Contingent consideration	$—	$—	$29,200

Total	$—	$—	$29,200

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Contingent Consideration
Balance at December 31, 2018	$29,200
Change in fair value due to remeasurement	4,600

Balance at March 31, 2019	$33,800

Cash equivalents

At March 31, 2019, the Company’s cash equivalents are comprised of U.S. Treasury money market funds whose value is based upon quoted market prices in active markets for identical assets or liabilities with no adjustments applied. Accordingly, these investments are classified as Level 1 of the fair value measurements and disclosure guidance.

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

Warrants

In connection with the amendment to the SVB Loan Agreement, the Company issued warrants to purchase shares of the Company’s common stock. Based upon the characteristics and provisions of the warrants, they were classified as equity and recorded at their fair value as of the date of issuance. The estimated fair value of the warrants was calculated using the Black-Scholes option pricing model, using a term of 10 years, an estimated volatility of 78.02%, a risk-free interest rate of 2.75% and an expected dividend yield of 0%. The warrants are not measured at fair value on a recurring basis.

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

The fair value of the contingent consideration was determined by an independent third-party valuation firm applying the income approach. This approach calculates fair value by estimating future cash flows attributable to the related IPR&D assets using several significant unobservable inputs, including risk adjusted discount rates ranging from 5.8% to 16.8%, projected future revenues and expenses based on the cumulative probabilities of multiple scenarios with individual probabilities ranging from 3.6% to 52.6%, and estimates of the timing of the achievement of the various product development, regulatory approval and sales milestones. Significant increases or decreases in any of the probabilities of success and other inputs would result in a significantly higher or lower fair value measurement, respectively. Changes in the fair values of the contingent consideration obligations are recorded in general and administrative expense in the condensed consolidated statement of operations.

The increase in value during the three months ended March 31, 2019 and 2018 was $4.6 million and $1.5 million, respectively. For both periods, the increase was primarily related to the passage of time and progress toward milestone dates, as well as changes in external market factors.

There were no transfers of assets or liabilities between the fair value measurement levels during the three months ended March 31, 2019 or the year ended December 31, 2018.

8. Long-Term Debt

On June 29, 2018 the Company entered into the SVB Loan Agreement with SVB. Under the SVB Loan Agreement, SVB initially provided the Company with access to term loans in an aggregate principal amount of up to $40.0 million. The first credit extension, of a principal amount of $30.0 million, was funded on June 29, 2018, and is repayable in monthly installments until July 1, 2023, including an initial interest-only period through July 31, 2020. On January 28, 2019, the Company entered into an amendment to the loan and security agreement (as amended, the “SVB Agreement”). Under the amended SVB Agreement, the Company’s total access to term loans is $30.0 million.

The Company may prepay the outstanding principal balance of the term loans advanced by SVB in whole but not in part, subject to a prepayment fee ranging from 1.0% to 3.0% of any amount prepaid, depending upon when the prepayment occurs. The Company will also pay a final payment fee equal to 6.50% of the total term loans advanced, due upon the earliest of maturity, acceleration, prepayment or termination of the SVB Agreement.

If unrestricted cash at SVB falls below the greater of (i) $30.0 million and (ii) the sum of (x) $15.0 million, plus (y) the Company’s six month cash burn, tested monthly as of the last day of each month, then the Company has the option to either (a) prepay the term loans in denominations of $15.0 million (plus accrued and unpaid interest, the final payment fee in respect to the portion of the terms loans being repaid and the prepayment fee in respect to the pro rata portion of the term loans being prepaid in excess of $15.0 million) or (b) immediately cash secure not less than the lesser of the outstanding balance or $15.0 million of the principal balance of all outstanding indebtedness under the term loans. In addition, the final payment fee has been increased by 1% to 6.5% of the total term loans advanced. Interest on the term loans accrue at a per annum rate of the greater of (i) the Wall Street Journal prime rate plus 2.50% and (ii) 7.25%. On March 31, 2019, the rate was 8.0%.

In connection with the amendment, the Company issued to SVB and its affiliate, Life Science Loans II, LLC, warrants to purchase an aggregate of 535,714 shares of the Company’s common stock at an exercise price of $2.80 per share. The warrants are immediately exercisable and have a term of ten years. The Company classified the warrants as equity and their fair value at the time of issuance was determined using a Black-Scholes valuation model and was recorded in the condensed consolidated balance sheets as a debt discount to the debt obligation and will be accreted to interest expense using the effective interest method through the maturity date of the term loan.

Under the terms of the SVB Loan Agreement, the Company granted first priority liens and security interests in substantially all of the Company’s assets (excluding all of its intellectual property, which is subject to a negative pledge) and a pledge of the shares of one of its wholly-owned subsidiaries as collateral for the obligations thereunder. The SVB Loan Agreement also contains representations and warranties by the Company and SVB and indemnification provisions in favor of SVB and customary covenants (including limitations on other indebtedness, liens, acquisitions, and investments and dividends), and events of default (including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of SVB’s security interest in the collateral, and events relating to bankruptcy or insolvency).

As of March 31, 2019, the carrying value of the term loan consists of $30.0 million principal outstanding less the debt issuance costs of approximately $0.1 million and the warrants of approximately $1.1 million. The final maturity payment of $2.0 million is recognized over the life of the term loan through interest expense using the effective interest method. The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan. The amended SVB Agreement was accounted for as a debt modification. Accordingly, issuance costs paid to the lender in connection with the amendment were recorded as a reduction of the carrying amount of the debt liability and were not significant. Issuance costs paid to third parties were recorded as expense and were not significant. The previously deferred fees and costs related to the debt will continue to be amortized over the remaining term.

Interest expense relating to the term loan for the three months ended March 31, 2019 was $0.8 million. Interest expense is calculated using the effective interest method, and is inclusive of non-cash amortization of capitalized loan costs. At March 31, 2019, the effective interest rate was 10.89%.

Future principal payments for the long-term debt are as follows (in thousands):

March 31, 2019
2019	—
2020	4,500
2021	9,586
2022	10,393
2023	5,521

Total principal payments	30,000
Final fee due at maturity in 2023	1,950

Total principal and final fee payments	31,950
Unamortized discount, debt issuance costs and warrants	(2,713)

Long-term debt, net	$29,237

9. Commitments and Contingencies

Operating Lease

In May 2016, the Company entered into a 40-month operating lease obligation for office space in Westlake Village, California (“Suite 140”), which commenced on October 10, 2016, and terminates on February 29, 2020. The lease contains a renewal option for an additional three-year term. At January 1, 2019, it was reasonably certain that the Company would exercise the renewal option on Suite 140. The Company recorded a $36,000 adjustment to the opening balance of accumulated deficit, upon adopting ASU 2016-02 to recognize the cumulative effect of the updated lease term on previously recorded straight-line rent expense.

In June 2017, the Company amended the lease agreement to include an additional 5,973 square feet (“Suite 215”) and an allowance for leasehold improvements of up to $0.1 million. In March 2019, the Company subleased Suite 215 and received an upfront payment of $0.1 million for rental income on the sublease. The lease and sublease terminate concurrently on February 29, 2020. The Company does not plan on exercising a renewal option for Suite 215.

On January 1, 2019, the Company adopted ASC 842, which resulted in the recognition of right-of-use (“ROU”) assets of approximately $0.8 million and related lease liabilities in the consolidated balance sheets of approximately $1.0 million related to its operating lease commitments. ROU assets represent the Company’s right to control an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of its leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at the commencement date in determining the discount rate used to present value the lease payments. At January 1, 2019, the discount rate used to present value the lease payments was 12.5%. The Company’s leases typically do not include any residual value guarantees, bargain purchase options, or asset retirement obligations.

In March 2019, in connection with the sublease of Suite 215, the Company evaluated the ROU asset for impairment. Because the lease payments for Suite 215 exceeded the sublease income over the remaining lease term, the Company recorded an impairment charge of $13,000 to write-down the ROU asset to the fair value of the sublease income over the remaining term.

As of March 31, 2019 the balance of the ROU asset was $0.8 million and the balance of the lease liability was $0.9 million, of which $0.6 million is considered long-term and $0.3 million is considered short-term and is included in other accrued expenses. Also included in other accrued expenses is a prepaid rent liability of $0.1 million for the upfront payment received in connection with the sublease of Suite 215.

Total operating lease expense for the three months ended March 31, 2019 was $0.1 million. Total sublease income for the three months ended March 31, 2019 was $9,000.

Supplemental cash flow information for the three months ended March 31, 2019 related to operating leases was as follows (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$107
Right-of-use assets obtained in exchange for lease liabilities – operating leases	$844

As of March 31, 2019, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2019 (remaining nine months)	$324
2020	272
2021	239
2022	239
2023	40

Total operating lease payments	1,114
Less: imputed interest	(200)

Total operating lease liabilities	$914

As of March 31, 2019, the weighted average remaining lease term for the company’s operating leases was 3.3 years.

License and Supply Agreement

The Company has an exclusive license and supply agreement with nanoComposix, pursuant to which the Company owes minimum annual royalties of $50,000 or low single digit royalties on net sales of licensed products.

Success Payment Liability

In October 2015, the Company entered into a letter agreement with certain stockholders pursuant to which the Company agreed to make success payments to such stockholders. The agreement ends on its fifth anniversary in October 2020. Success payments are payable in cash or common stock at the Company’s sole discretion and will be owed in the event that the value of its common stock meets or exceeds certain specified share price thresholds on certain specified dates during the success payment period. Each success payment and the associated share price threshold is ascending from $10.0 million payable at a share price threshold of $53.71 per share to $35.0 million payable at $71.61 per share and with a maximum payment of $60.0 million at a share price threshold of $107.42 per share. Each success payment is inclusive of any preceding payments, if previously made, such that the success payments to stockholders will not exceed $60.0 million in the aggregate.

Upon their issuance, the success payments did not require any future service to be provided by the recipients and as such, the success payments were accounted for under accounting guidance for derivatives and hedging. Accordingly, the Company recorded an initial liability at fair value and remeasured the liability each reporting period, with changes being recognized in the consolidated statement of operations in other income and expense. The fair value of the success payments liability was estimated based on a third-party valuation using a model which simulates the future movement of stock prices based on several key variables. As of March 31, 2019 and December 31, 2018, the success payment liability was immaterial. During the three months ended March 31, 2018, the Company recorded other income of $1.2 million, due to remeasurement of the liability. There was no change in the liability during the three months ended March 31, 2019.

Indemnifications

The Company has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to certain limits, while the directors and executive officers are serving at the Company’s request in such capacities. There have been no claims to date and the Company did not accrue any liabilities related to these agreements as of March 31, 2019 and December 31, 2018.

Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business, including those set forth in Part II, Item 1 “Legal Proceedings”. As of March 31, 2019, there are no matters where there is at least a reasonable possibility that a material loss has been or will be incurred.

10. Related Party Transactions

Venvest Biotech, LLC

Dr. Beddingfield, the Company’s President and Chief Executive Officer and a member of the Company’s board of directors, is an advisor to Venvest Biotech, LLC, or Venvest, and is considered a non-managing member of Venvest. Dr. Beddingfield has an economic interest in any gain associated with the shares of the Company’s capital stock purchased by Venvest in the Company’s Series A-3 and Series B Preferred Stock financings. On May 17, 2018, Dr. Beddingfield acquired 47,594 shares pursuant to a mandatory distribution from Venvest, resulting from the economic gain associated with those shares. Dr. Beddingfield has resigned from his advisory role, is no longer a member of Venvest, and has no management or voting rights in respect of Venvest.

Stock Purchase Rights

In January 2016, in connection with his commencement of employment with the Company, the Company’s board of directors granted Dr. Beddingfield, the Company’s President and Chief Executive Officer, the right to purchase 553,652 shares of the Company’s common stock for a purchase price of $2.35 per share, which the board of directors determined was the fair market value on the date of grant. With respect to 454,912 shares subject to the stock purchase right, 25% of the shares vest on the first anniversary of the grant, and 1/48th of the shares vest monthly thereafter, subject to Dr. Beddingfield continuing to provide services to the Company through each such vesting date. With respect to 49,370 shares subject to the stock purchase right, 50% of the shares vest on the first date the volume-weighted average trading price of the Company’s common stock equals or exceeds $71.03 per share, and 1/24th of the shares vest monthly thereafter, subject to Dr. Beddingfield continuing to provide services to the Company through each such vesting date. With respect to the remaining 49,370 shares subject to the stock purchase right, 50% of the shares vest upon achievement of a milestone related to clinical development, and 1/24th of the shares vest monthly thereafter, subject to Dr. Beddingfield continuing to provide services to the Company through each such vesting date. On December 3, 2018, 50% of these shares vested as a result of achieving the clinical development milestone relating to the top-line results from the Phase 2b study of SNA-120 for the treatment of itch and psoriasis. The Company determined that the stock purchase rights effectively represented an option and the fair value of the option was $1.3 million which is being amortized as compensation expense over the performance period of the award with $0.1 million and $56,000 recognized as compensation expense for the three months ended March 31, 2019 and 2018, respectively.

In May 2016, Dr. Beddingfield exercised his stock purchase rights in full and purchased restricted stock that vests on the same schedule as the stock purchase rights by providing a promissory note to the Company in the principal amount of $1.3 million, with an interest rate of 1.43% per annum. In June 2017, the Company forgave all outstanding principal and accrued interest under the related party non-recourse promissory note effective as of July 2, 2017, and the note was cancelled. The total outstanding principal balance and accrued but unpaid interest forgiven on the promissory note was $1.3 million. As of December 31, 2018, 0.4 million shares subject to the award had vested, and an additional 31,518 shares vested during the three months ended March 31, 2019.

Success Payments

Todd Harris, a member of the Company’s board of directors, is a beneficiary of the Success Payments Agreement, as described in Note 9 “Commitments and Contingencies—Success Payment Liability” and will receive 25.22% of any related payouts.

11. Stockholders’ Equity

As of March 31, 2019, the authorized stock of the Company was 300.0 million shares of common stock, $0.0001 par value per share, and 10.0 million shares of preferred stock, $0.0001 par value per share.

Common Stock

Holders of common stock are entitled to one vote per share and, upon liquidation, dissolution, or winding up of the Company, are entitled to receive all assets available for distribution to stockholders. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

Shares of common stock reserved for future issuance were as follows (in thousands):

March 31, 2019
Common stock awards outstanding	3,029
Restricted stock units outstanding	772
Common stock awards available for grant under employee benefit plans	892
Common stock warrants outstanding	536

Total shares of common stock reserved for future issuance	5,229

Convertible Preferred Stock

As of March 31, 2019 and December 31, 2018, there was no convertible preferred stock outstanding.

ATM Offering Program

In August 2018, the Company entered into a sales agreement with Cowen pursuant to which the Company may sell from time to time, at its option, up to $75.0 million of the Company’s common stock through ATM Offering Program, under which Cowen will act as sales agent. The aggregate compensation payable to Cowen shall be 3% of the gross sales price of the common stock sold by Cowen pursuant to the Sales Agreement. During the year ended December 31, 2018, the Company issued 340,307 shares of its common stock through its ATM Offering Program and received net proceeds of approximately $5.0 million, after deducting commissions of $0.2 million and other offering expenses of $0.4 million. During the quarter ended March 31, 2019, the Company did not issue any shares of its common stock through the ATM Offering Program.

Stock Awards and Stock-Based Compensation

In July 2017, the Company’s board of directors approved the 2017 Incentive Award Plan, or the 2017 Plan, which became effective upon the completion of the IPO on August 1, 2017. The 2017 Plan serves as the successor incentive award plan to the Company’s 2010 Equity Incentive Plan, or the 2010 Plan, and has 0.3 million shares of common stock available at March 31, 2019 for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock-based awards, plus shares of common stock that were reserved for issuance pursuant to future awards under the 2010 Plan at the time the 2017 Plan became effective, plus shares represented by awards outstanding under the 2010 Plan that are forfeited or lapse unexercised and which following the effective date of the 2017 Plan are not issued under the 2010 Plan. In addition, the 2017 Plan reserve increased on January 1, 2018 and 2019 and will increase further on each subsequent anniversary through 2027, by an amount equal to the lesser of (a) four percent of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (b) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 12.0 million shares of stock may be issued upon the exercise of incentive stock options.

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

The fair value of each employee award granted during 2019 and 2018 was estimated on the grant date using the Black-Scholes option-pricing model. Prior to the adoption of a new accounting pronouncement on January 1, 2019 related to share-based payments issued to non-employees for goods or services, the fair value of each non-employee option granted was estimated on the grant date using the Black-Scholes option-pricing model and subsequently remeasured each reporting period. Under the new guidance, the measurement of equity-classified non-employee awards is fixed at the grant date, and no longer remeasured. The Company estimates the fair value of restricted stock unit awards based on the closing price of the Company’s common stock on the date of issuance.

In determining the fair value of stock options granted, the following weighted average assumptions were used in the Black-Scholes option-pricing model for awards granted for the three months ended March 31, 2019 and the year ended December 31, 2018.

	Three Months Ended March 31, 2019	Year Ended December 31, 2018
Expected stock price volatility	69.91–73.62%	65.40–74.21%
Expected dividend yield	— %	— %
Expected term (in years)	2.0–5.6	5.0–6.1
Risk-free interest rate	2.46%–2.52%	2.55–3.06%

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

Stock Options

The table below summarizes the stock option activity for the three months ended March 31, 2019:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	2,263	$12.42	$—
Granted	962	2.32
Exercised	—	—	—
Cancelled	(196)	15.38

Outstanding at March 31, 2019	3,029	$9.02	$—

Exercisable at March 31, 2019	799	$6.90	$—

Restricted Stock Units (RSUs)

The table below summarizes the RSU activity for the three months ended March 31, 2019:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value

Unvested at December 31, 2018	—	$—
Granted	772	2.32
Vested	—	—
Cancelled	—	—

Unvested balance at March 31, 2019	772	$2.32

The Company did not grant any non-employee options to purchase shares of its common stock during the three months ended March 31, 2019 and 2018.

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

	Three Months Ended March 31,
	2019	2018
Research and development	$414	$443
General and administrative	1,119	458

	$1,533	$901

As of March 31, 2019, there was $13.2 million of unrecognized compensation expense related to unvested employee stock award agreements, which is expected to be recognized over a weighted-average period of approximately 2.83 years. As a result of the corporate restructuring in January 2019, the Company recorded a $0.2 million reduction in stock-based compensation expense relating to the forfeiture of the unvested awards. For stock option awards subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

The weighted-average grant date fair value of all stock options granted during the three months ended March 31, 2019 was $1.73. The weighted-average remaining contractual life of options outstanding at March 31, 2019 is 9.1 years. The total fair value of the shares vested during the three months ended March 31, 2019 was $1.1 million. Additionally, stock-based compensation expense includes $42,000 and $0.1 million related to non-employee option grants during the three months ended March 31, 2019 and 2018, respectively.

Prior to its termination in connection with the effectiveness of the 2017 Plan, the 2010 Plan allowed the Company to grant to employees the right to exercise stock options in exchange for cash before the requisite service was provided (e.g., before the award is vested under its original terms); however, such arrangements permit the Company to subsequently repurchase such shares at the exercise price if the employee ceases to be a service provider. Such an exercise is not substantive for accounting purposes. Therefore, the payment received for the exercise price is recognized as an early exercise liability in the consolidated balance sheets and will be transferred to common stock and additional paid in capital as such shares vest. As of March 31, 2019 and December 31, 2018, 251,888 and 307,504 unvested shares, respectively, were legally issued but are not considered outstanding for accounting purposes and are therefore excluded from basic and diluted net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. In connection with these unvested shares, the Company has recorded an early exercise liability as of March 31, 2019 and December 31, 2018, of $0.2 million and $0.3 million, respectively of which $0.2 million and $0.2 million is included in other accrued expenses, and $16,000 and $0.1 million is included in other long-term liabilities in the condensed consolidated balance sheets at March 31, 2019 and December 31, 2018, respectively.

Warrants

In January 2019, in connection with the amendment to the SVB Loan Agreement, the Company issued warrants to purchase an aggregate of 535,714 shares of the Company’s common stock at an exercise price of $2.80 per share. Based upon the characteristics and provisions of the warrants, they were classified as equity and recorded at their fair value as of the date of issuance of $1.1 million to additional paid in capital, with no further adjustments to their valuation. The estimated fair value of the warrants was calculated using the Black-Scholes option pricing model, using assumptions that are based on the individual characteristics of the warrants on the valuation date, as well as assumptions for expected volatility, expected life, yield and risk-free interest rate.

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

The ESPP is intended to qualify under Section 423 of the U.S. Internal Revenue Service Code of 1986, as amended. The maximum number of the Company’s common stock which will be authorized for sale under the ESPP is equal to the sum of (a) 198,883 shares of common stock and (b) an annual increase on the first day of each year beginning in 2018 and ending in 2027, equal to the lesser of (i) 1% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company’s board of directors; provided, however, no more than 3.0 million shares of the Company’s common stock may be issued under the ESPP. The ESPP has 0.6 million shares of common stock reserved for future issuance pursuant to the plan.

The Company recognized $44,000 and $0.1 million in compensation expense related to the ESPP for the three months ended March 31, 2019 and 2018, respectively. As of December 31, 2018, 67,508 shares of common stock were issued under the ESPP, and no additional shares were issued during the three months ended March 31, 2019.

12. Income Taxes

There is no provision for income taxes for the three months ended March 31, 2019 as the Company has incurred operating losses since inception.

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

As of March 31, 2019, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with the net operating loss and credit carryforwards.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2018, which has been filed with the Securities and Exchange Commission, or SEC.

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

Overview

We are a clinical-stage biopharmaceutical company focused on bringing unconventional scientific innovations to patients whose lives remain burdened by their disease. We draw upon our deep knowledge and experience in drug development across multiple therapeutic areas as we build a unique, diversified, multi-asset portfolio of therapies in inflammation and immunology that target select pathways in specific tissues, with our initial focus on one of the most important ‘immune’ tissues, the skin. Utilizing our novel technology platform, we apply a scientific design process to create potent targeted pharmacologically active molecules that are directed toward a specific target tissue and a select disease pathway, and with minimal to no systemic exposure. Our lead candidate from this platform, SNA-120, is a first-in-class inhibitor of Tropomyosin receptor kinase A (TrkA) for which we intend to initiate two Phase 3 pivotal clinical trials for the treatment of psoriasis, as well as the associated pruritus (itch), subject to securing sufficient capital to complete both trials. Our second product candidate, SNA-125, is a dual Janus kinase 3 (JAK3)/TrkA inhibitor for which we intend to initiate Phase 2 clinical trials for the treatment of atopic dermatitis, psoriasis and the associated pruritus, subject to securing sufficient capital to initiate these trials. Additionally, SNA-001, a silver photoparticle technology derived from our Topical Photoparticle Therapy™ platform to be used in conjunction with commonly used commercial lasers, completed in the first quarter of 2019 pivotal clinical trials for the reduction of unwanted light-pigmented hair and for the treatment of acne. We are seeking a strategic partner to maximize the value of SNA-001. We believe our management team is well positioned to execute on our objectives, having served in clinical, commercial and other leadership roles at several marquee biotechnology and pharmaceutical companies, including Kythera, Amgen, Allergan, Medicis and Celgene.

Since our inception in 2010, we have invested a significant portion of our efforts and financial resources in research and development activities. We have not generated any revenue from product sales and, to date, have funded our operations primarily through private and public equity issuances, debt offerings and term loans. At March 31, 2019, we had cash and cash equivalents of $57.2 million. On June 29, 2018, we entered into a loan and security agreement with Silicon Valley Bank, pursuant to which Silicon Valley Bank agreed to make available to us term loans with an aggregate principal amount of up to $40.0 million pursuant to which we have drawn $30.0 million. Subsequently, in January 2019, we entered into an amendment to the loan and security agreement which limited our total access to term loans to the $30.0 million we have already drawn, imposed additional minimum liquidity requirements, and increased the final payment fee by 1% to 6.5% of the total term loans advanced. In addition, we issued to SVB and its affiliate, Life Science Loans II, LLC, warrants to purchase an aggregate of 535,714 shares of our common stock at an exercise price of $2.80 per share.

In August 2018, we entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”), pursuant to which we may sell from time to time, at our option, up to $75.0 million of our common stock through an “at-the-market” equity offering program under which Cowen will act as sales agent (the “ATM Offering Program”). During the quarter ended March 31, 2019, the Company did not issue any shares of its common stock through the ATM Offering Program.

In February 2019, we completed an underwritten public offering of 9,200,000 shares of our common stock at a price to the public of $2.50 per share, including 1,200,000 shares of common stock pursuant to the underwriters’ option to purchase additional shares. Our net proceeds, after deducting underwriting discounts, commissions and offering related transaction costs, were $21.4 million.

We have incurred net losses in each year since inception, including net losses of $16.4 million and $17.1 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $175.8 million. We expect to continue to incur losses for the foreseeable future and expect to incur increased expenses as we advance our product candidates through clinical trials and regulatory submissions. We do not expect to generate revenue from product sales unless, and until, we obtain regulatory approval or clearance from the FDA for our product candidates. If we obtain regulatory approval or clearance for our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, we expect to continue to incur losses as we progress nonclinical studies and clinical trials for, and research and development of, our product candidates and maintain and protect our intellectual property portfolio. As a result, we will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through equity or debt financings or other sources, such as potential collaboration agreements. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, consolidated results of operations and financial condition.

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

Through our acquisition of Creabilis we obtained our proprietary technology platform and related product candidates, including SNA-120 and SNA-125. As part of the terms of the acquisition we will be required to make contingent payments in cash and stock upon the achievement of certain development, approval and sales milestones. Upon the achievement of certain specified development and approval milestones for SNA-120 and SNA-125, we are obligated to pay the former Creabilis shareholders up to $53.0 million, which consists of an aggregate of $25.0 million in cash and $28.0 million in shares of our common stock. As part of these milestones, upon the commencement of our Phase 3 clinical trial of SNA-120, we will become obligated to issue $18.0 million in shares of our common stock, less certain offsets if applicable, to the former Creabilis shareholders. In addition, upon the achievement of certain annual net sales milestone thresholds for qualifying products, including SNA-120 and SNA-125, we are required to pay the former Creabilis shareholders up to an aggregate of $80.0 million in cash as well as one-time royalties of less than 1% on net sales of qualified products that exceed these net sales thresholds in the year such threshold is achieved. See “—Critical Accounting Policies and Use of Estimates—Contingent Consideration” below.

In January 2019, we implemented a corporate restructuring to focus resources on our lead product candidate, SNA-120 for psoriasis and the associated pruritus, resulting in a reduction in force to reduce operational costs and preserve capital. The restructuring resulted in an elimination of 20 positions. We completed the workforce reduction in January 2019. We recorded one-time cash related charges of approximately $0.8 million for employee severance, other related termination benefits and contract termination fees.

Components of Our Results of Operations

Revenue

We have not generated any revenue from the sale of our products, and we do not expect to generate any revenue unless and until we obtain regulatory clearance or approval of, and commercialize, our product candidates, or enter into an out-license agreement or collaboration for any of our product candidates.

Research and Development Expenses

Since our inception, we have focused significant resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates. Research and development costs are expensed as incurred. These costs include direct program expenses, which are payments made to third parties that specifically relate to our research and development, such as payments to clinical research organizations, clinical investigators, manufacturing of clinical material, pre-clinical testing and consultants. In addition, employee costs (including salaries, payroll taxes, benefits, stock-based compensation and travel) for employees contributing to research and development activities are classified as research and development costs. We allocate direct external costs to our product candidates; internal costs are not allocated to specific product candidates. Based on our revised clinical plans following our January 2019 restructuring, we expect research and development expenses to decrease, compared to 2018, until such time as we initiate our planned Phase 3 clinical trials for SNA-120, subject to the availability of sufficient capital. In addition to our internal discovery efforts, we may choose, capital permitting, to selectively in-license or acquire complementary, external product candidates.

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and related costs, including payroll taxes, benefits, stock-based compensation and travel. Other general and administrative expenses include legal costs of pursuing patent protection of our intellectual property, professional services fees for auditing, tax and general legal services, and the changes in the fair value of our contingent consideration liability. Based on our revised clinical plans following our January 2019 restructuring, we expect general and administrative expenses to decrease in the near term, compared to 2018. However, subject to the availability of sufficient capital, we would expect our general and administrative expenses to eventually increase in the future as we expand our operating activities and prepare for potential commercialization of our product candidates, and support a public company, including increased expenses related to legal, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission (SEC) requirements, foreign subsidiary management, directors and officers liability insurance premiums and investor relations activities.

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

While our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements and understanding and evaluating our reported financial results.

Clinical Trial Accruals

As part of the process of preparing our consolidated financial statements, we are required to estimate expenses resulting from our obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate trial expenses in our consolidated financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, we adjust the rate of clinical expense recognition if actual results differ from our estimates. We make estimates of accrued expenses as of each balance sheet date in our consolidated financial statements based on the facts and circumstances known at that time. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. Through March 31, 2019, there have been no material adjustments to our prior period estimates of accrued expenses for clinical trials. Our clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations and other third-party vendors.

In-Process Research and Development and Goodwill

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date (which is regarded as their cost). Intangible assets related to in-process research and development, or IPR&D, are treated as indefinite lived intangible assets and not amortized until completion of the associated research and development efforts, typically upon regulatory approval. At that time, we will determine the useful life of the asset and begin amortization. Intangible assets are reviewed for impairment at least annually, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and upon establishment of technological feasibility or regulatory approval. There were no impairments of intangible assets for three months ended March 31, 2019 or the year ended December 31, 2018.

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

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination. We evaluate goodwill for impairment annually and upon the occurrence of triggering events or substantive changes in circumstances that could indicate a potential impairment. An impairment loss is recognized when the fair value of the reporting unit to which the goodwill relates is below its carrying value for the difference between the fair value and its carrying amounts. There was no impairment of goodwill for the three months ended March 31, 2019 or the year ended December 31, 2018.

Stock-Based Compensation

We measure employee and director stock-based compensation expense for all stock-based awards at the grant date based on the fair value measurement of the award. The expense is recorded on a straight-line basis over the requisite service period, which is generally the vesting period, for the entire award. Expense is adjusted for actual forfeitures of unvested awards as they occur. Prior to the adoption of a new accounting pronouncement on January 1, 2019, related to share-based payments issued to non-employees for goods or services, stock options issued to non-employees were valued on their grant date and remeasured at the current fair value at the end of each reporting period until they vested. Under the new guidance, the measurement of equity-classified non-employee awards is fixed at the grant date, and no longer remeasured. The Company estimates the fair value of restricted stock unit awards based on the closing price of the Company’s common stock on the date of issuance.

We calculate the fair value measurement of stock options using the Black-Scholes valuation model. In determining the fair value of stock options granted, the following weighted average assumptions were used in the Black-Scholes option-pricing model for awards granted for the three months ended March 31, 2019 and the year ended December 31, 2018.

	Three Months Ended March 31, 2019	Year Ended December 31, 2018
Expected stock price volatility	69.91–73.62%	65.40–74.21%
Expected dividend yield	— %	— %
Expected term (in years)	2.0–5.6	5.0–6.1
Risk-free interest rate	2.46–2.52%	2.55–3.06%

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

We recorded noncash stock-based compensation expense for employee and nonemployee stock option grants and the ESPP for the three months ended March 31, 2019 and 2018, as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Research and development	$414	$443
General and administrative	1,119	458

	$1,533	$901

As of March 31, 2019, there was $13.2 million of unrecognized compensation expense related to unvested employee stock award agreements, which is expected to be recognized over a weighted-average period of approximately 2.83 years. As a result of the corporate restructuring in January 2019, we recorded a $0.2 million reduction in stock-based compensation expense relating to the forfeiture of the unvested awards. For stock option awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award.

Prior to its termination in connection with the effectiveness of our 2017 Incentive Award Plan, our 2010 Equity Incentive Plan allowed us to grant to employees the right to exercise stock options in exchange for cash before the requisite services are provided (e.g., before the award is vested under its original terms); however, such arrangements permit us to subsequently repurchase such shares at the exercise price if the employee ceases to be a service provider. Such an exercise is not substantive for accounting purposes. Therefore, the payment received for the exercise price is recognized as an early exercise liability in the consolidated balance sheets and will be transferred to common stock and additional paid in capital as such shares vest. As of March 31, 2019 and December 31, 2018, 251,888 and 307,504 unvested shares were issued and outstanding, respectively. In connection with these unvested shares, we recorded an early exercise liability as of March 31, 2019 and December 31, 2018 of $0.2 million and $0.3 million, respectively, of which $0.2 million and $0.2 million is included in other accrued expenses and $16,000 and $0.1 million is included in other long-term liabilities in the condensed consolidated balance sheets at March 31, 2019 and December 31, 2018, respectively. These shares are excluded from basic net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature.

Contingent Consideration

In December 2016, we entered into a Share Purchase Agreement, or the Purchase Agreement, to acquire the entire issued share capital of Creabilis. Upon closing of the transaction, we obtained our proprietary technology platform and related product candidates, including SNA-120 and SNA-125. As part of the terms of the agreement, we agreed to make certain contingent payments up to an aggregate of $58.0 million in a combination of cash and stock upon the achievement of certain development and approval milestones, of which $5.0 million has been previously satisfied.

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

The agreement to pay the future milestones and potential one-time royalties resulted in the recognition of contingent consideration, which was recognized at the inception of the transaction. Other than these payments, subsequent changes to the estimated amounts of contingent consideration to be paid are recognized in the consolidated statement of operations. The fair value of the contingent consideration is based on preliminary cash flow projections, which are based on expected product sales, probabilities around the achievement of certain development, approval and sales milestones and other assumptions. Based on these assumptions, the fair value of the contingent consideration was determined to be $33.8 million as of March 31, 2019 and $29.2 million as of December 31, 2018. The fair value of the contingent consideration was and continues to be determined by a third-party valuation firm by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate commensurate with our cost of capital and expectation of the revenue growth for products based on their life cycle stage.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table sets forth our results of operations for the periods indicated:

	(unaudited) Three Months Ended March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$7,093	$12,980	$(5,887)	(45%)
General and administrative	8,746	5,497	3,249	59

Total operating expenses	15,839	18,477	(2,638)	(14)

Loss from operations	(15,839)	(18,477)	2,638	(14)
Other income (expense), net	(543)	1,374	(1,917)	(140)

Net loss	$(16,382)	$(17,103)	$721	(4%)

Research and development expenses

Research and development expenses were $7.1 million for the three months ended March 31, 2019, compared to $13.0 million for the three months ended March 31, 2018. The decrease of $5.9 million was due to lower clinical and non-clinical costs of $3.8 million, primarily related to SNA-120 of $2.0 million and SNA-001 of $1.5 million, decreased spending on manufacturing costs across all products of $1.2 million, plus decrease in early stage research and external service providers.

General and administrative expenses

General and administrative expenses were $8.7 million for the three months ended March 31, 2019, compared to $5.5 million for the three months ended March 31, 2018. The increase of $3.2 million was primarily due to a $3.1 million increase in the expense recorded to adjust the fair value of the contingent consideration liability relating to the acquisition of Creabilis.

Reduction in force

In January 2019, we implemented a corporate restructuring which resulted in the elimination of 20 positions. The workforce reduction was completed in January, with the payments completed by March 31, 2019. The one-time cash charges of approximately $0.8 million, included employee severance and other related termination benefits of approximately $0.6 million in research and development and $0.2 in general and administrative expenses. Any contract termination fees were not material. This expense was offset by a $0.2 million reduction in non-cash stock-based compensation expense relating to the forfeiture of the related employee’s unvested awards, of which 90% of the reduction was in research and development. The severance charges did not have a significant net impact on the quarter, but should result in a reduction in headcount related costs in future quarters.

Other income (expense), net

Other income and expense, net was a net expense of $0.5 million and a net income of $1.4 million for the three months ended March 31, 2019 and 2018, respectively. The change of $1.9 million is primarily due to the income recorded in 2018 of $1.2 million in connection with the change in the fair value of the success payment liability at March 31, 2018. There was no change in the fair value of the success payment liability during the three months ended March 31, 2019. Additionally, interest expense recorded in connection with the SVB term loan was $0.8 million for the three months ended March 31, 2019, there was no interest expense recorded during the three months ended March 31, 2018. These changes were offset by an increase of $0.1 million for the interest income earned on the Company’s cash balances during the three months ended March 31, 2019.

Liquidity, Capital Resources and Requirements

We have incurred operating losses and have an accumulated deficit as a result of ongoing efforts to develop our product candidates, including conducting nonclinical and clinical trials and providing general and administrative support for these operations. We had an accumulated deficit of $175.8 million and $159.4 million as of March 31, 2019 and December 31, 2018, respectively. We had net losses of $16.4 million and $17.1 million for the three months ended March 31, 2019 and 2018, respectively. We had net cash used in operating activities of $12.8 million and $14.5 million for the three months ended March 31, 2019 and 2018, respectively. We intend to spend substantially all of our current capital resources on the clinical development of SNA-120 to advance it into and through Phase 3 development. We will need additional capital to complete both planned Phase 3 clinical trials of SNA-120 and complete regulatory filings for SNA-120 if successful in Phase 3 development, as well as to move SNA-125 forward or pursue any other product candidates.

We have historically financed our operations primarily through private and public equity issuances and debt securities, term loans and proceeds from our ATM Offering Program, as well as our recent follow on offering that was completed in February 2019 and will continue to be dependent upon equity and/or debt financing until we are able to generate positive cash flows from our operations.

In June 2018 we entered into the SVB Loan Agreement, pursuant to which SVB initially provided us with access to term loans in an aggregate principal amount of up to $40.0 million. On June 29, 2018, we drew down term loans of an aggregate principal amount of $30.0 million, which is repayable in monthly installments until July 1, 2023, including an initial interest-only period through July 31, 2020. In January 2019, we entered into an amendment to the loan and security agreement (as amended, the “SVB Agreement”). Under the SVB Agreement, our total access to term loans is $30.0 million and, if our unrestricted cash at SVB falls below the greater of (i) $30.0 million and (ii) the sum of (x) $15.0 million, plus (y) the Company’s six month cash burn, tested monthly as of the last day of each month, then we have the option to either (a) prepay the term loans in denominations of $15.0 million (plus accrued and unpaid interest, the final payment fee in respect to the portion of the terms loans being repaid and the prepayment fee in respect to the pro rata portion of the term loans being prepaid in excess of $15.0 million) or (b) immediately cash secure not less than the lesser of the outstanding balance or $15.0 million of the principal balance of all outstanding indebtedness under the term loans. The Company may prepay the outstanding principal balance of the term loans advanced by SVB in whole but not in part, subject to a prepayment fee ranging from 1.0% to 3.0% of any amount prepaid, depending upon when the prepayment occurs. The Company will also pay a final payment fee equal to 6.50% of the total term loans advanced, due upon the earliest of maturity, acceleration, prepayment or termination of the SVB Agreement. In connection with the amendment, we issued to SVB and its affiliate, Life Science Loans II, LLC, warrants to purchase an aggregate of 535,714 shares of our common stock at an exercise price of $2.80 per share.

On August 3, 2018, we entered into a Sales Agreement with Cowen, pursuant to which we may sell from time to time, at our option, up to $75.0 million of our common stock through an ATM Offering Program. On August 3, 2018, we also filed a Registration Statement on Form S-3 (the “Shelf Registration Statement”), covering the offering up to $250.0 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $75.0 million of our common stock from time to time through the ATM Offering Program. The

Registration Statement became effective on August 14, 2018. The shares to be sold under the Sales Agreement, may be issued and sold pursuant to the Shelf Registration Statement. During the year ended December 31, 2018, we issued 340,307 shares of our common stock through the ATM Offering Program and received net proceeds of approximately $5.0 million, after deducting commissions of $0.2 million and other offering expenses of $0.4 million. During the quarter ended March 31, 2019, the Company did not issue any shares of its common stock through the ATM Offering Program.

In January 2019, we implemented a corporate restructuring to focus resources on our lead product candidate, SNA-120 for psoriasis and the associated pruritus, resulting in a reduction in force to reduce operational costs and preserve capital. The restructuring resulted in an elimination of 20 positions. As noted above, we recorded one-time cash charges of approximately $0.8 million for employee severance, other related termination benefits and contract termination fees, offset by a $0.2 million reduction in non-cash stock-based compensation expense relating to the forfeiture of the related employee’s unvested awards. At March 31, 2019, we had completed the activities associated with the restructuring plan and all payments had been made.

In February 2019, we completed an underwritten public offering of 9,200,000 shares of our common stock at a price to the public of $2.50 per share, including 1,200,000 shares of common stock pursuant to the underwriters’ option to purchase additional shares. Our net proceeds, after deducting underwriting discounts, commissions and offering related transaction costs, were $21.4 million.

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

Cash Flows Comparison of the Three Months Ended March 31, 2019 and 2018

The following table sets forth our cash flows for periods indicated:

	(unaudited)
	(in thousands) Three Months Ended March 31,
	2019	2018
Net cash provided by (used in)
Operating activities	$(12,769)	$(14,455)
Investing activities	(4)	(4)
Financing activities	21,426	(18)
Effect of exchange rate changes on cash	(10)	23

Net increase (decrease) in cash, cash equivalents and restricted cash	$8,643	$(14,454)

Net Cash Used in Operating Activities

During the three months ended March 31, 2019, net cash used in operating activities was $12.8 million and consisted primarily of a net loss of $16.4 million and a decrease in accounts payable and other accrued liabilities of $3.4 million. The decrease in accounts payable and other accrued liabilities was primarily related to the wind down of SNA-001 and SNA-120 clinical trials and the general decrease in expenses as result of the January 2019 restructuring. These changes were offset by an increase in fair value of the contingent consideration of $4.6 million, the non-cash stock-based compensation expense of $1.5 million, amortization of the debt discount and issuance costs relating to the SVB term loans of $0.2 million, non-cash interest expense of $0.2 million, and a decrease in prepaid expenses and other current assets of $0.4 million.

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

Net Cash Used in Investing Activities

During the three months ended March 31, 2019 and 2018, net cash used in investing activities was $4,000 for both periods and represented purchases of property and equipment.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2019, net cash provided by financing activities was $21.4 million, which consisted primarily of the net proceeds received from the follow on offering completed in February 2019.

During the three months ended March 31, 2018, net cash used in financing activities was $18,000, relating to the repurchase of unvested early exercised stock options. The shares were repurchased by the Company at the exercise price as the shareholder had ceased to be a service provider.

Contractual Obligations and Contingent Liabilities

There have been no material changes to our contractual obligations and commitments compared to the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2018, except as noted below:

*

On January 28, 2019, we entered into a First Amendment (the “Amendment”) to the Loan and Security Agreement entered into with Silicon Valley Bank (“SVB”) on June 29, 2018 (the “Original Agreement”). Under the Original Agreement, we drew down a principal amount of $30.0 million on June 29, 2018. The Amendment, limited the Company’s total access to term loans to the $30.0 million, imposed additional minimum liquidity requirements and increased the final payment fee by 1% to 6.5% of the total term loans advanced.

*

In connection with the Amendment, we issued to SVB and its affiliate, Life Science Loans II, LLC warrants to purchase an aggregate of 535,714 shares of the Company’s common stock at an exercise price of $2.80 per share. The warrants are immediately exercisable and have a term of ten years.

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

There have been no material changes in the source and effects of our market risk compared to the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2018.

Interest Rate Risk

As of March 31, 2019, the outstanding principal amount of the term loans under the SVB Loan Agreement was $30.0 million. The interest payments under our term loans may be subject to interest rate risk and our interest expense could increase if market interest rates increase. The interest on the term loans accrue at a per annum rate of the greater of (i) the Wall Street Journal prime rate plus 2.50% and (ii) 7.25%. Accordingly, increases in these published rates would increase our interest payments under the term loans. The rate at March 31, 2019 was 8.00%. A hypothetical 1% change in interest rates would increase expense by approximately $0.2 million annually and would not have a material impact on our results of operations.

Cash, Cash Equivalents and Restricted Cash

As of March 31, 2019, we had cash and cash equivalents of $57.2 million and restricted cash of $0.2 million, which consist of bank deposits and cash invested in U.S. Treasury money market funds. As of December 31, 2018, we had cash and cash equivalents of $48.5 million and restricted cash of $0.2 million, which consist of bank deposits and cash invested in U.S. Treasury money market funds. Currently, a portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 1% change in interest rates during any of the periods presented would not have a material impact on our consolidated financial statements, and we do not expect interest rate fluctuations to have a material impact on our results of operations.

Foreign Currency Exchange Risk

The majority of our transactions occur in U.S. dollars. Our foreign subsidiaries operate with the euro and British pound as its functional currencies. The fluctuation in the value of the U.S. dollar against the euro and British pound affect the reported amounts of expenses, assets and liabilities. If we expand our international operations, our exposure to exchange rate fluctuations will increase. At March 31, 2019 and December 31, 2018, we had cash balances denominated in euros of $0.2 million and $0.1 million, respectively. We currently do not hedge any foreign currency exposure. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2019, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Interference Proceeding

On October 8, 2015, Patent Interference No. 106,037 was declared by the Patent Trial and Appeal Board, or the PTAB, between our U.S. Patent No. 8,821,941, which is directed to treating hair follicles with plasmonic particles, and U.S. Patent Application No. 13/789,575, which lists Massachusetts General Hospital, or GHC, as assignee. On August 9, 2016, the PTAB entered judgment against GHC. On October 3, 2016, GHC filed an appeal of the interference judgment with the U.S. Court of Appeals for the Federal Circuit, or Court of Appeals, in matter No. 17-1012, which names GHC and Sebacia, Inc., or Sebacia, as real parties in interest. The parties filed their respective appellate briefs with the Court of Appeals in the first quarter of 2017. On November 6, 2017, the Court of Appeals heard oral arguments in this matter. On May 4, 2018, the Court of Appeals entered its decision which affirmed the PTAB’s ruling that GHC’s original claims 65-67 are unpatentable and vacated and remanded the PTAB’s denial of GHC’s motion to add a new claim. On November 20, 2018, the PTAB denied GHC’s motion to add a new claim and entered judgement against GHC. On January 18, 2019, GHC filed an appeal of the interference judgment with the U.S. Court of Appeals for the Federal Circuit.. On April 22, 2019, GHC filed its opening appellate brief.

For further information regarding risks regarding these proceedings and patent rights held by third parties, please see “Item 1A. Risk Factors—Risks Related to Our Intellectual Property.”

ITEM 1A.	Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have no products approved or cleared for commercial sale and have not generated any revenue from product sales and have incurred losses in each year since our inception in July 2010. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net losses were approximately $16.4 million and $17.1 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $175.8 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to complete our Phase 3 development program for our lead product candidate and advance our other product candidate, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities and the acquisition of Creabilis plc, or Creabilis. Nonclinical studies and clinical trials for our product candidates will require substantial funds to complete. As of March 31, 2019, we had capital resources consisting of cash and cash equivalents of $57.2 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the nonclinical and clinical development of our lead product candidate, SNA-120, and the development of any other product candidates we may choose to pursue. These expenditures will include costs associated with conducting nonclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any nonclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our lead product candidates and any future product candidates. In addition, we are obligated to make certain milestone payments to former Creabilis shareholders upon the achievement of predetermined milestones, as well as success payments to certain of our existing stockholders if the market price of our common stock meets or exceeds certain specified share price thresholds. For instance, upon our commencement of a Phase 3 clinical trial with SNA-120, we will become obligated to issue $18.0 million in shares of our common stock, less certain offsets if applicable, to the former Creabilis shareholders. These payments, to the extent triggered and payable in cash, will also have an effect on our liquidity and capital needs. To the extent these success payment obligations are satisfied in shares of our common stock, holders of our common stock would be diluted.

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

•	our ability to maintain compliance with the terms of our agreement with Silicon Valley Bank;

•	our ability to successfully partner SNA-001 or other assets;

•	the cost of manufacturing our lead product candidates or any future product candidates and any products we successfully commercialize, including costs associated with building out our supply chain;

•	the cost of commercialization activities if our lead product candidates or any future product candidates are approved or cleared for sale, including marketing, sales and distribution costs;

•	the cost of building a sales force in anticipation of any such product commercialization;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of any such agreements that we may enter into;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•	the costs associated with maintaining subsidiaries in foreign jurisdictions;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and

•	the timing, receipt and amount of sales of any future approved or cleared products, if any.

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

Our success payment obligations to certain of our stockholders are recorded as a liability on our balance sheet. Under generally accepted accounting principles in the United States, or GAAP, we are required to remeasure the fair value of this liability as of each quarter end. Factors that may lead to increases or decreases in the estimated fair value of this liability include, among others, changes in the value of our common stock, changes in the volatility of our common stock, changes in the applicable term of the success payments and changes in the risk-free interest rate. As a result, our operating results and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and from year to year and may reduce the usefulness of our GAAP financial statements. The estimated fair value of the liability associated with the success payments was $3,000 at both March 31, 2019 and December 31, 2018.

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

On January 2, 2019, we implemented a corporate restructuring to focus our resources on our lead product candidate, SNA-120 for psoriasis and the associated pruritus, resulting in a reduction in force to reduce operational costs and preserve capital. The restructuring resulted in an elimination of 20 positions, or approximately 34% of our workforce. As of March 31, 2019, we had 39 full-time employees, including 33 in the United States and six in Italy. We will need to retain and maintain our existing managerial, operational, finance and other personnel and other resources in order to manage our operations, clinical trials, and continue our development activities, including our Phase 3 clinical trial program for SNA-120. Our management and personnel, systems and facilities currently in place may not be adequate to support our strategy. Our need to effectively execute our strategy requires that we:

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

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with our most recent Annual Report on Form 10-K, Section 404 requires that we file with the SEC an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following August 1, 2022, the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Based on the number of shares outstanding as of March 31, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 42.73% of our voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2019, we had outstanding a total of approximately 30.4 million shares of common stock, of which 7.9 million shares are held by current directors, executive officers and their respective affiliates and may be subject to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. In addition, as of March 31, 2019, approximately 5.2 million shares of our common stock that are either subject to outstanding stock awards or reserved for future issuance under our employee benefit plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of approximately 4.6 million shares of our common stock, or approximately 15.0% of our total outstanding common stock as of March 31, 2019 will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Covenants in our loan and security agreement with Silicon Valley Bank limit our ability to pay dividends (or make other distributions) without Silicon Valley Bank’s consent. For additional information refer to Note 8, “Long-Term Debt” in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10 Q.

Unregistered Sales of Equity Securities

Information relating to the issuance of warrants to purchase shares of our common stock in January 2019 was included in our Current Report on Form 8-K (File No. 001-38155) filed with the U.S. Securities and Exchange Commission, or SEC, on January 30, 2019, and is accordingly omitted. No other equity securities of the Company that were not registered under the Securities Act were sold during the three months ended March 31, 2019.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	EXHIBITS

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation, as amended.	8-K	8-1-2017	3.1

3.2	Amended and Restated Bylaws.	8-K	8-1-2017	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	7-17-2017	4.2

4.3	Warrant to Purchase Common Stock, dated as of January 28, 2019, by and between Silicon Valley Bank and Sienna Biopharmaceuticals, Inc.	8-K	1-30-2019	4.1

4.4	Warrant to Purchase Common Stock, dated as of January 28, 2019, by and between Life Science Loans II, LLC and Sienna Biopharmaceuticals, Inc.	8-K	1-30-2019	4.2

10.1	First Amendment to Loan and Security Agreement dated as of January 28, 2019, by and between Silicon Valley Bank and Sienna Biopharmaceuticals, Inc.	8-K	1-30-2019	10.1

10.2#	Employment Agreement by and between Sienna Biopharmaceuticals, Inc. and Alexander Azoy, dated as of March 21, 2019.				X

10.3#	Separation and General Release Agreement by and between Sienna Biopharmaceuticals, Inc. and John W. Smither, dated as of April 1, 2019.				X

31.1	Certification of Chief Executive Officer of Sienna Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer of Sienna Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

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

Sienna Biopharmaceuticals, Inc.

Date: May 8, 2019	By:	/s/ Alexander Azoy
Alexander Azoy Chief Financial Officer (Principal Financial Officer)