Form 10-Q
period 2019-06-30
Sienna Biopharmaceuticals, Inc.
filed 2019-08-08
CIK 1656328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 6, 2019, there were 30,907,542 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Sienna Biopharmaceuticals, Inc.

Form 10-Q For The Quarter Ended June 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Sienna Biopharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,207	$48,526
Restricted cash	181	181
Prepaid expenses and other current assets	1,229	1,705

Total current assets	50,617	50,412
Property and equipment, net	237	311
Operating lease right-of-use asset	712	—
In-process research and development	45,172	45,594
Goodwill	10,887	10,989

Total assets	$107,625	$107,306

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,522	$2,792
Accrued personnel costs	1,945	3,057
Other accrued expenses	3,246	5,000
Contingent consideration, current portion	14,100	13,500

Total current liabilities	20,813	24,349
Contingent consideration—net of current portion	19,400	15,700
Operating lease liability—net of current portion	544	—
Long-term debt, net	29,474	30,125
Deferred tax liability	10,406	10,503
Other long-term liabilities	5	48

Total liabilities	80,642	80,725
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized, no shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.0001 par value, 300,000 shares authorized, 30,732 and 21,177 shares issued and 30,534 and 20,870 outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	208,261	182,750
Accumulated other comprehensive income	2,772	3,199
Accumulated deficit	(184,050)	(159,368)

Total stockholders’ equity	26,983	26,581

Total liabilities and stockholders’ equity	$107,625	$107,306

See accompanying notes.

Sienna Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$5,084	$15,692	$12,177	$28,672
General and administrative	2,643	5,976	11,389	11,473

Total operating expenses	7,727	21,668	23,566	40,145

Loss from operations	(7,727)	(21,668)	(23,566)	(40,145)
Other income (expense), net	(537)	1,429	(1,080)	2,803

Net loss	$(8,264)	$(20,239)	$(24,646)	$(37,342)

Other comprehensive income (loss):
Cumulative translation adjustment	586	(2,494)	(427)	(1,120)

Comprehensive loss	$(7,678)	$(22,733)	$(25,073)	$(38,462)

Per share information:
Net loss, basic and diluted	$(0.27)	$(1.00)	$(0.90)	$(1.84)

Basic and diluted weighted average shares outstanding	30,354	20,289	27,496	20,258

See accompanying notes.

Sienna Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Par Value
Balance at December 31, 2018	20,870	$—	$182,750	$3,199	$(159,368)	$26,581
Cumulative effect of adoption of ASU 2016-02	—	—	—	—	(36)	(36)
Vesting of early exercised shares	55	—	56	—	—	56
Stock-based compensation expense	—	—	1,533	—	—	1,533
Issuance of shares of common stock, net of issuance cost of $1,555 pursuant to the follow on offering	9,200	—	21,445	—	—	21,445
Issuance of warrants to purchase common stock	—	—	1,105	—	—	1,105
Repurchase of early exercised shares	(1)	—	(3)	—	—	(3)
Foreign currency translation adjustments	—	—	—	(1,013)	—	(1,013)
Net loss	—	—	—	—	(16,382)	(16,382)

Balance at March 31, 2019	30,124	$—	$206,886	$2,186	$(175,786)	$33,286
Vesting of early exercised shares	54	—	52	—	—	52
Stock-based compensation expense	—	—	871	—	—	871
Issuance of shares of common stock, net of issuance cost of $159 pursuant to the ATM Offering Program	329	—	425	—	—	425
Shares issued pursuant to the employee stock purchase plan	27	—	27	—	—	27
Foreign currency translation adjustments	—	—	—	586	—	586
Net loss	—	—	—	—	(8,264)	(8,264)

Balance at June 30, 2019	30,534	$—	$208,261	$2,772	$(184,050)	$26,983

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Par Value
Balance at December 31, 2017	20,194	$—	$171,726	$5,370	$(85,897)	$91,199
Vesting of early exercised shares	60	—	70	—	—	70
Stock-based compensation expense	—	—	901	—	—	901
Repurchase of early exercised shares	(8)	—	(18)	—	—	(18)
Foreign currency translation adjustments	—	—	—	1,374	—	1,374
Net loss	—	—	—	—	(17,103)	(17,103)

Balance at March 31, 2018	20,246	$—	$172,679	$6,744	$(103,000)	$76,423
Vesting of early exercised shares	52	—	54	—	—	54
Stock-based compensation expense	—	—	995	—	—	995
Issuance of common stock in connection with exercise of stock options	37	—	407	—	—	407
Shares issued pursuant to the employee stock purchase plan	30	—	388	—	—	388
Foreign currency translation adjustments	—	—	—	(2,494)	—	(2,494)
Net loss	—	—	—	—	(20,239)	(20,239)

Balance at June 30, 2018	20,365	$—	$174,523	$4,250	$(123,239)	$55,534

See accompanying notes

Sienna Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(24,646)	$(37,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	76	78
Amortization of debt discount and issuance costs	470	—
Stock-based compensation	2,404	1,896
Fair value adjustment of success payment liability	—	(2,404)
Fair value adjustment of contingent consideration	4,300	2,300
Non-cash interest expense	428	—
Loss on disposal of property and equipment	2	—
Impairment of operating lease – right-of-use asset	13	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	475	122
Accounts payable and other accrued liabilities	(4,708)	5,145

Net cash used in operating activities	(21,186)	(30,205)
Investing activities
Investment in property and equipment	(4)	(17)

Net cash used in investing activities	(4)	(17)
Financing activities
Proceeds from issuance of common stock, net of issuance costs, early exercise liability and repurchase of unvested early exercise stock options	21,867	389
Net proceeds from issuance of long-term debt (payment of debt issuance costs)	(16)	29,897
Proceeds from issuance of common stock upon ESPP purchase	27	388

Net cash provided by financing activities	21,878	30,674

Effect of exchange rate changes on cash	(7)	(32)
Net increase in cash, cash equivalents and restricted cash	681	420
Cash, cash equivalents and restricted cash at beginning of period	48,707	74,648

Cash, cash equivalents and restricted cash at end of period	$49,388	$75,068

Supplemental Disclosure of Cash Flow Information:
Right-of-use asset obtained in exchange for lease liability	$844	$—
Warrants issued	$1,105	$—

See accompanying notes.

Sienna Biopharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2019

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

On August 5, 2019, the Company announced that it has retained Cowen and Company, LLC (“Cowen”) as an independent financial advisor to assist in exploring financial and strategic alternatives designed to maximize shareholder value. With Cowen’s assistance, the Company will continue to explore capital raising to enable the initiation of its planned Phase 3 pivotal clinical trials for its lead product candidate, SNA-120 (pegcantratinib), for psoriasis and the associated pruritus (itch), in addition to exploring a wide range of financial and strategic alternatives. The Company may be unable to identify or execute such financial or strategic alternatives, and even if executed, such financial or strategic alternatives may not enhance stockholder value or the Company’s financial position. The Company does not intend to initiate its planned Phase 3 clinical trials of SNA-120 until the Company secures sufficient additional capital.

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

On August 3, 2018 the Company entered into a sales agreement (the “Sales Agreement”) with Cowen, pursuant to which the Company may sell from time to time, at its option, up to $75.0 million of the Company’s common stock through an “at-the-market” equity offering program under which Cowen will act as sales agent (the “ATM Offering Program”).

On August 3, 2018, the Company also filed a Registration Statement on Form S-3 (the “Shelf Registration Statement”), covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $75.0 million of the Company’s common stock from time to time through the ATM Offering Program. The Registration Statement became effective on August 14, 2018. The shares to be sold under the Sales Agreement, may be issued and sold pursuant to the Shelf Registration Statement. During the year ended December 31, 2018, the Company issued 340,307 shares of its common stock through the ATM Offering Program and received net proceeds of approximately $5.0 million, after deducting commissions of $0.2 million and other offering expenses of $0.4 million. During the three and six months ended June 30, 2019, the Company issued an additional 329,588 shares of its common stock through the ATM Offering Program and received net proceeds of approximately $0.4 million, after deducting commissions of $18,000 and other offering expenses of $0.1 million. See Note 11, “Stockholders’ Equity.”

On January 2, 2019, the Company implemented a corporate restructuring to focus resources on its lead product candidate, SNA-120 for psoriasis and the associated pruritus, resulting in a reduction in force to reduce operational costs and preserve capital. The restructuring resulted in an elimination of 20 positions. At March 31, 2019, the Company had completed the activities associated with the restructuring plan and all related payments had been made.

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

2. Liquidity Risks and Going Concern

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $184.1 million and $159.4 million as of June 30, 2019 and December 31, 2018, respectively. The Company had net losses of $8.3 million and $24.6 million for the three and six months ended June 30, 2019 and $20.2 million and $37.3 million for the three and six months ended June 30, 2018, respectively, and net cash used in operating activities of $21.2 million and $30.2 million for the six months ended June 30, 2019 and 2018, respectively. The Company had cash and cash equivalents of $49.2 million and $48.5 million at June 30, 2019 and December 31, 2018, respectively. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, the Company will be required to raise additional capital to fund future operations through the sale of its equity securities, incurring additional debt, entering into licensing or collaboration agreements with partners, grants or other sources of financing. There can be no assurance that sufficient funds will be available to the Company at all or on attractive terms when needed from equity or debt financings, or any strategic transactions that will provide the required capital. If the Company is unable to obtain additional funding from these or other sources when needed, or to the extent needed, there will not be sufficient cash resources and liquidity to fund business operations for at least the next year following the date when the unaudited condensed consolidated financial statements are issued, and it may be necessary to significantly reduce the Company’s current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs.

The Company has historically financed its operations primarily through private and public equity issuances and debt offerings, and more recently through term loans under the SVB Loan Agreement and proceeds from the Company’s ATM Offering Program. See Note 8, “Long-Term Debt.”

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

Going Concern

The accompanying unaudited condensed consolidated financial statements are prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

Unaudited Condensed Consolidated Financial Statements

The accompanying financial information for the three and six months ended June 30, 2019 and 2018 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2019 and its results of operations for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other period(s).

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Sienna Biopharmaceuticals, Inc. and results of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. For the three and six months ended June 30, 2019 and 2018, the subsidiaries’ net loss included in the Company’s consolidated statement of operations was $0.3 million and $0.7 million, and $1.5 million and $2.4 million, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. The most significant estimates in the Company’s consolidated financial statements relate to equity awards, warrants, clinical trial accruals and the valuation of contingent consideration obligations and the impairment assessment of the in-process research and development and goodwill incurred in connection with the acquisition of Creabilis plc, or Creabilis. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

Cash and Cash Equivalents

The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, and obligations issued by U.S. government and U.S. government agencies, and places restrictions on maturities and concentration by type and issuer. The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of June 30, 2019, cash and cash equivalents are comprised of funds in cash and U.S. Treasury money market funds. From time to time, the Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation. The accounts are monitored by management to mitigate the risk.

Restricted Cash

At June 30, 2019 and December 31, 2018, the Company held $0.2 million of restricted cash related to cash collateralized standby letters of credit in connection with obligations under the facility lease.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets which range from three to five years. Maintenance and repairs are expensed as incurred. The Company reviews the carrying values of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no material impairments recognized during the six months ended June 30, 2019 and the year ended December 31, 2018.

In-process Research and Development and Goodwill

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date (which is regarded as their cost). Intangible assets related to acquired in-process research and development are treated as indefinite lived intangible assets and not amortized until they become definite lived assets upon regulatory approval. At that time, the Company will determine the useful life of the asset and begin amortization. Indefinite lived intangible assets are reviewed for impairment at least annually or if indicators of potential impairment exist. There were no impairments of intangible assets for the six months ended June 30, 2019 and the year ended December 31, 2018.

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment annually and upon the occurrence of triggering events or substantive changes in circumstances that could indicate a potential impairment. An impairment loss is recognized when the fair value of the reporting unit to which the goodwill relates is below its carrying value. The recent decline in the Company’s market capitalization was determined to be a triggering event for potential goodwill impairment and accordingly, the Company performed the goodwill impairment analysis.

In determining the fair value utilized in the goodwill impairment assessment, the Company considered qualitative factors such as changes in strategy, cash flows, the regulatory environment, overall market conditions, as well as the market capitalization of the Company’s publicly traded common stock. The Company operates as a single reporting unit and estimates the fair value of its single reporting unit using the Company’s market capitalization plus an estimated control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the market price of the Company’s common stock. If it is determined through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in the consolidated statement of operations and comprehensive loss. The Company completed the impairment test and determined that there was no impairment.

The Company’s share price is highly volatile and subsequent declines in the market share price could pose risks of impairment in the future. It is not possible at this time to determine if an impairment charge would result from these factors, or, if it does, whether such charge would be material. The Company will continue to monitor the recoverability of its goodwill. There was no impairment of goodwill for the six months ended June 30, 2019 and the year ended December 31, 2018.

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

Clinical Trial Accruals

As part of the process of preparing its consolidated financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company’s objective is to reflect the appropriate trial expenses in its consolidated financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its rate of clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date in its consolidated financial statements based on the facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through June 30, 2019, there have been no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials. The Company’s clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Other accrued expenses include accrued clinical trial costs of $1.4 million and $2.3 million as of June 30, 2019 and December 31, 2018, respectively. Prepaid expenses and other current assets include prepaid clinical trial expenses of $0.7 million as of June 30, 2019. There were no prepaid clinical trial expenses as of December 31, 2018.

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, excluding the effects of converting preferred stock, stock options and unvested restricted stock outstanding. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effects of convertible preferred stock, convertible notes, stock options and unvested restricted stock outstanding during the period calculated in accordance with the treasury stock method but are excluded if their impact is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between the weighted average number of shares used to calculate basic and diluted net loss per common share for the three and six months ended June 30, 2019 and 2018. Shares excluded from the calculation were 3.8 million and 2.5 million at June 30, 2019 and 2018, respectively.

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

Other Comprehensive Income (Loss)

Included in other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018 are an unrealized foreign currency translation gain of $0.6 million and a loss of $0.4 million, and losses of $2.5 million and $1.1 million, respectively. This is the Company’s only component of other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018.

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

4. Contingent Consideration

In December 2016, the Company entered into a Share Purchase Agreement, or the Purchase Agreement, to acquire the entire issued share capital of Creabilis. Pursuant to the acquisition of Creabilis, the Company obtained SNA-120, SNA-125 and the related intellectual property. SNA-120 is a first-in-class inhibitor of Tropomyosin receptor kinase A (TrkA) for the treatment of psoriasis, as well as the associated pruritus. SNA-125 is a topical dual Janus kinase 3 (JAK3)/TrkA inhibitor being developed for the treatment of various inflammatory conditions, including atopic dermatitis, psoriasis and the associated pruritus.

Upon closing, Creabilis became a direct wholly-owned subsidiary. As part of the terms of the acquisition, the Company agreed to make contingent payments up to an aggregate of $58.0 million in a combination of cash and stock upon the achievement of certain development and approval milestones, of which $5.0 million has been previously satisfied. Upon the commencement of the first Phase 3 clinical trial of SNA-120, the Company will become obligated to issue $18.0 million in shares of common stock, less certain offsets if applicable, to the former Creabilis shareholders. In addition, the Company is obligated to make certain contingent payments up to an aggregate of $80.0 million in cash upon the achievement of certain annual net sales thresholds and one-time royalties of less than 1% of the amount by which annual net sales exceeds each threshold in the year such threshold is achieved. Where milestone payments are required to be paid in stock, the number of shares will be determined based on the volume weighted average price of the common stock as reported on the Nasdaq Global Select Market, (“Nasdaq”), for the preceding 20-day trading period.

The agreement to pay the future milestones and potential one-time royalties resulted in the recognition of a contingent consideration liability, which is recognized at the inception of the transaction. Other than these payments, subsequent changes to the estimated amounts of contingent consideration to be paid are recognized in the consolidated statement of operations in general and administrative expense. The fair value of the contingent consideration is determined using preliminary cash flow projections, based on estimated timing and probabilities around the achievement of certain development, approval and sales milestones, expected product sales and other assumptions. The fair value of the contingent consideration was determined to be $33.5 million at June 30, 2019 and $29.2 million at December 31, 2018. The fair value of the contingent consideration was and continues to be determined by a third-party valuation firm applying the income approach, using several significant unobservable inputs as discussed in Note 7, “Fair Value Measurements”. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance.

5. Identifiable Intangible Assets

The Company’s only identifiable intangible assets were in-process research and development related to SNA-120 and SNA-125 as of June 30, 2019 and December 31, 2018. The total intangible in-process research and development assets were recorded at an initial value of $42.3 million as a result of the Company’s acquisition of Creabilis, are foreign denominated and subject to translation, and had a carrying value of $45.2 million and $45.6 million as of June 30, 2019 and December 31, 2018, respectively. The Company used the income approach to determine the fair value of the in-process research and development assets. This approach calculated fair value by estimating future cash flows attributable to the assets, using several unobservable inputs such as future revenues and expenses, time and resources needed to complete development and probabilities of obtaining market approval, and then discounting these cash flows to a present value using a risk-adjusted discount rate commensurate with the Company’s cost of capital and expectation of the revenue growth for products at their life cycle stage. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance. See Note 7, “Fair Value Measurements”.

Identifiable intangible assets are initially measured at their respective fair values and will not be amortized until commercialization. If commercialization occurs, intangible assets will be amortized over their estimated useful lives. In-process research and development assets were initially recognized at their fair value as determined on the date of acquisition of December 6, 2016 and are reviewed for impairment at least annually or whenever changes in circumstances indicate a potential impairment or upon regulatory approval resulting in the reclassification to a finite-lived intangible asset. No impairment has been recognized as of June 30, 2019 and December 31, 2018. Changes in value as a result of translation adjustments are included in other comprehensive income in the consolidated balance sheets.

6. Property and Equipment

Property and equipment consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	Estimated Useful Life (in years)	June 30, 2019	December 31, 2018
Lab equipment	5	$307	$307
Computer hardware	3	119	142
Capital lease equipment	3	46	46
Furniture and fixtures	5	87	87
Software	3	9	9
Leasehold improvements		105	105

Total		673	696
Less accumulated depreciation		(436)	(385)

Property and equipment, net		$237	$311

Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the related asset. Depreciation expense was $38,000 and $76,000 for the three and six months ended June 30, 2019, and $39,000 and $78,000 for the three and six months ended June 30, 2018, respectively.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$49,207	$—	$—

Total	$49,207	$—	$—

Liabilities:
Contingent consideration	$—	$—	$33,500

Total	$—	$—	$33,500

	December 31, 2018
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$48,526	$—	$—

Total	$48,526	$—	$—

Liabilities:
Contingent consideration	$—	$—	$29,200

Total	$—	$—	$29,200

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Contingent Consideration
Balance at December 31, 2018	$29,200
Change in fair value due to remeasurement	4,300

Balance at June 30, 2019	$33,500

Cash equivalents

At June 30, 2019, the Company’s cash equivalents are comprised of U.S. Treasury money market funds whose value is based upon quoted market prices in active markets for identical assets or liabilities with no adjustments applied. Accordingly, these investments are classified as Level 1 of the fair value measurements and disclosure guidance.

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

Warrants

In connection with the amendment to the SVB Loan Agreement, the Company issued warrants to purchase shares of the Company’s common stock. Based upon the characteristics and provisions of the warrants, they were classified as equity and recorded at their fair value as of the date of issuance. The estimated fair value of the warrants was calculated using the Black-Scholes option-pricing model, using a term of 10 years, an estimated volatility of 78.02%, a risk-free interest rate of 2.75% and an expected dividend yield of 0%. The warrants are not measured at fair value on a recurring basis.

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

The fair value of the contingent consideration was determined by an independent third-party valuation firm applying the income approach. This approach calculates fair value by estimating future cash flows attributable to the related IPR&D assets using several significant unobservable inputs, including risk adjusted discount rates ranging from 5.3% to 15.9%, projected future revenues and expenses based on the cumulative probabilities of multiple scenarios with individual probabilities ranging from 3.6% to 52.6%, and estimates of the probabilities and timing of the achievement of the various product development, regulatory approval and sales milestones. Significant increases or decreases in any of the probabilities of success and other inputs, such as the timing of achievement of any of the milestones, would result in a significantly higher or lower fair value measurement, respectively. Changes in the fair values of the contingent consideration obligations are recorded in general and administrative expense in the condensed consolidated statement of operations.

The change in value during the three and six months ended June 30, 2019 was a decrease of $0.3 million and an increase of $4.3 million, respectively, and the increase in value during the three and six months ended June 30, 2018 was $0.8 million and $2.3 million, respectively. The increases were primarily related to the passage of time, changes in probabilities of success, and progress toward milestone dates as well as changes in external market factors.

There were no transfers of assets or liabilities between the fair value measurement levels during the six months ended June 30, 2019 or the year ended December 31, 2018.

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

If unrestricted cash at SVB falls below the greater of (i) $30.0 million and (ii) the sum of (x) $15.0 million, plus (y) the Company’s six month cash burn, tested monthly as of the last day of each month, then the Company has the option to either (a) prepay the term loans in denominations of $15.0 million (plus accrued and unpaid interest, the final payment fee in respect to the portion of the terms loans being repaid and the prepayment fee in respect to the pro rata portion of the term loans being prepaid in excess of $15.0 million) or (b) immediately cash secure not less than the lesser of the outstanding balance or $15.0 million of the principal balance of all outstanding indebtedness under the term loans. Interest on the term loans accrue at a per annum rate of the greater of (i) the Wall Street Journal prime rate plus 2.50% and (ii) 7.25%. On June 30, 2019, the rate was 8.0%.

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

As of June 30, 2019, the carrying value of the term loan consists of $30.0 million principal outstanding less the debt issuance costs of approximately $0.1 million and the warrants of approximately $1.1 million. The final maturity payment of $2.0 million is recognized over the life of the term loan through interest expense using the effective interest method. The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan. The amended SVB Agreement was accounted for as a debt modification. Accordingly, issuance costs paid to the lender in connection with the amendment were recorded as a reduction of the carrying amount of the debt liability and were not significant. Issuance costs paid to third parties were recorded as expense and were not significant. The previously deferred fees and costs related to the debt will continue to be amortized over the remaining term.

Interest expense relating to the term loan for the three and six months ended June 30, 2019 was $0.8 million and $1.6 million, respectively. Interest expense relating to the term loan for the three months ended June 30, 2018 was $8,000. Interest expense is calculated using the effective interest method, and is inclusive of non-cash amortization of capitalized loan costs. At June 30, 2019, the effective interest rate was 10.9%.

Future principal payments for the long-term debt are as follows (in thousands):

June 30, 2019
2019	—
2020	4,500
2021	9,586
2022	10,393
2023	5,521

Total principal payments	30,000
Final fee due at maturity in 2023	1,950

Total principal and final fee payments	31,950
Unamortized discount, debt issuance costs and warrants	(2,476)

Long-term debt, net	$29,474

9. Commitments and Contingencies

Operating Lease

In May 2016, the Company entered into a 40-month operating lease obligation for office space in Westlake Village, California (“Suite 140”), which commenced on October 10, 2016, and terminates on February 29, 2020. The lease contains a renewal option for an additional three-year term. At January 1, 2019, it was reasonably certain that the Company would exercise the renewal option on Suite 140. The Company recorded a $36,000 adjustment to the opening balance of accumulated deficit, upon adopting ASU 2016-02, to recognize the cumulative effect of the updated lease term on previously recorded straight-line rent expense.

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

As of June 30, 2019 the balance of the ROU asset was $0.7 million and the balance of the lease liability was $0.8 million, of which $0.5 million is considered long-term and $0.3 million is considered short-term and is included in other accrued expenses. Also included in other accrued expenses is a prepaid rent liability of $72,000 for the upfront payment received in connection with the sublease of Suite 215.

Total operating lease expense for the three and six months ended June 30, 2019 was $0.1 million and $0.2 million, respectively. Total sublease income for the three and six months ended June 30, 2019 was $27,000 and $36,000, respectively.

Supplemental cash flow information for the six months ended June 30, 2019 related to operating leases is as follows (in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$215
Right-of-use assets obtained in exchange for lease liabilities – operating leases	$844

As of June 30, 2019, the maturities of the Company’s operating lease liabilities are as follows (in thousands):

2019 (remaining six months)	$217
2020	272
2021	239
2022	239
2023	40

Total operating lease payments	1,007
Less: imputed interest	(174)

Total operating lease liabilities	$833

As of June 30, 2019, the weighted average remaining lease term for the company’s operating leases was 3.2 years.

License and Supply Agreement

The Company has an amended and restated exclusive license agreement with nanoComposix, pursuant to which the Company owes minimum annual royalties of $50,000 or low single digit royalties on net sales of licensed products.

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

Upon their issuance, the success payments did not require any future service to be provided by the recipients and as such, the success payments were accounted for under accounting guidance for derivatives and hedging. Accordingly, the Company recorded an initial liability at fair value and remeasured the liability each reporting period, with changes being recognized in the consolidated statement of operations in other income and expense. The fair value of the success payments liability was estimated based on a third-party valuation using a model which simulates the future movement of stock prices based on several key variables. As of June 30, 2019 and December 31, 2018, the success payment liability was immaterial. During the three and six months ended June 30, 2018, the Company recorded other income of $1.2 million and $2.4 million, respectively, due to remeasurement of the liability. There was no change in the liability during the three and six months ended June 30, 2019.

Indemnifications

The Company has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to certain limits, while the directors and executive officers are serving at the Company’s request in such capacities. There have been no claims to date and the Company did not accrue any liabilities related to these agreements as of June 30, 2019 and December 31, 2018.

Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business, including those set forth in Part II, Item 1 “Legal Proceedings”. As of June 30, 2019, there are no matters where there is at least a reasonable possibility that a material loss has been or will be incurred.

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

Stock Purchase Rights

In January 2016, in connection with his commencement of employment with the Company, the Company’s board of directors granted Dr. Beddingfield, the Company’s President and Chief Executive Officer, the right to purchase 553,652 shares of the Company’s common stock for a purchase price of $2.35 per share, which the board of directors determined was the fair market value on the date of grant. With respect to 454,912 shares subject to the stock purchase right, 25% of the shares vest on the first anniversary of the grant, and 1/48th of the shares vest monthly thereafter, subject to Dr. Beddingfield continuing to provide services to the Company through each such vesting date. With respect to 49,370 shares subject to the stock purchase right, 50% of the shares vest on the first date the volume-weighted average trading price of the Company’s common stock equals or exceeds $71.03 per share, and 1/24th of the shares vest monthly thereafter, subject to Dr. Beddingfield continuing to provide services to the Company through each such vesting date. With respect to the remaining 49,370 shares subject to the stock purchase right, 50% of the shares vest upon achievement of a milestone related to clinical development, and 1/24th of the shares vest monthly thereafter, subject to Dr. Beddingfield continuing to provide services to the Company through each such vesting date. On December 3, 2018, 50% of these shares vested as a result of achieving the clinical development milestone relating to the top-line results from the Phase 2b study of SNA-120 for the treatment of itch and psoriasis. The Company determined that the stock purchase rights effectively represented an option and the fair value of the option was $1.3 million which is being amortized as compensation expense over the performance period of the award with $0.1 million and $0.2 million recognized as compensation expense for the three and six months ended June 30, 2019, respectively and $0.1 million and $0.1 million recognized as compensation expense for the three and six months ended June 30, 2018, respectively.

In May 2016, Dr. Beddingfield exercised his stock purchase rights in full and purchased restricted stock that vests on the same schedule as the stock purchase rights. As of December 31, 2018, 0.4 million shares subject to the award had vested, and an additional 63,036 shares vested during the six months ended June 30, 2019.

Success Payments

Todd Harris, a member of the Company’s board of directors, is a beneficiary of the Success Payments Agreement, as described in Note 9 “Commitments and Contingencies—Success Payment Liability” and will receive 25.22% of any related payouts.

11. Stockholders’ Equity

As of June 30, 2019, the authorized stock of the Company was 300.0 million shares of common stock, $0.0001 par value per share, and 10.0 million shares of preferred stock, $0.0001 par value per share.

Common Stock

Holders of common stock are entitled to one vote per share and, upon liquidation, dissolution, or winding up of the Company, are entitled to receive all assets available for distribution to stockholders. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

Shares of common stock reserved for future issuance are as follows (in thousands):

June 30, 2019
Common stock awards outstanding	2,822
Restricted stock units outstanding	745
Common stock awards available for grant under employee benefit plans	1,091
Common stock warrants outstanding	536

Total shares of common stock reserved for future issuance	5,194

Convertible Preferred Stock

As of June 30, 2019 and December 31, 2018, there was no convertible preferred stock outstanding.

ATM Offering Program

In August 2018, the Company entered into a sales agreement with Cowen pursuant to which the Company may sell from time to time, at its option, up to $75.0 million of the Company’s common stock through ATM Offering Program, under which Cowen will act as sales agent. The aggregate compensation payable to Cowen shall be 3% of the gross sales price of the common stock sold by Cowen pursuant to the Sales Agreement. During the year ended December 31, 2018, the Company issued 340,307 shares of its common stock through its ATM Offering Program and received net proceeds of approximately $5.0 million, after deducting commissions of $0.2 million and other offering expenses of $0.4 million. During the three and six months ended June 30, 2019, the Company issued an additional 329,588 shares of its common stock and received net proceeds of approximately $0.4 million, after deducting commissions of $18,000 and other offering expenses of $0.1 million.

Stock Awards and Stock-Based Compensation

In July 2017, the Company’s board of directors approved the 2017 Incentive Award Plan, or the 2017 Plan, which became effective upon the completion of the Company’s initial public offering (“IPO”) on August 1, 2017. The 2017 Plan serves as the successor incentive award plan to the Company’s 2010 Equity Incentive Plan, or the 2010 Plan, and has 0.6 million shares of common stock available at June 30, 2019 for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock-based awards, plus shares of common stock that were reserved for issuance pursuant to future awards under the 2010 Plan at the time the 2017 Plan became effective, plus shares represented by awards outstanding under the 2010 Plan that are forfeited or lapse unexercised and which following the effective date of the 2017 Plan are not issued under the 2010 Plan. In addition, the 2017 Plan reserve increased on January 1, 2018 and 2019 and will increase further on each subsequent anniversary through 2027, by an amount equal to the lesser of (a) four percent of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (b) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 12.0 million shares of stock may be issued upon the exercise of incentive stock options.

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

In determining the fair value of stock options granted, the following weighted average assumptions were used in the Black-Scholes option-pricing model for awards granted for the six months ended June 30, 2019 and the year ended December 31, 2018.

	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Expected stock price volatility	69.91–75.27%	65.40–74.21%
Expected dividend yield	— %	— %
Expected term (in years)	2.0–5.6	5.0–6.1
Risk-free interest rate	2.03%–2.52%	2.55–3.06%

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

Stock Options

The table below summarizes the stock option activity for the six months ended June 30, 2019:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	2,263	$12.42	$—
Granted	1,155	2.18
Exercised	—	—	—
Cancelled	(596)	12.82

Outstanding at June 30, 2019	2,822	$8.21	$—

Exercisable at June 30, 2019	988	$8.38	$—

Restricted Stock Units (RSUs)

The table below summarizes the RSU activity for the six months ended June 30, 2019:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	—	$—
Granted	816	2.32
Vested	—	—
Cancelled	(71)	2.32

Unvested balance at June 30, 2019	745	$2.32

The Company did not grant any non-employee options to purchase shares of its common stock during the six months ended June 30, 2019 and 2018.

Total compensation cost recorded in the condensed consolidated statements of operations and comprehensive loss, which includes non-cash stock-based compensation expense, restricted shares issued to non-employees subject to vesting and the value of stock options issued to non-employees for services and non-cash stock-based compensation expense relating to the ESPP are allocated as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Research and development	$429	$287	$843	$730
General and administrative	442	708	1,561	1,166

	$871	$995	$2,404	$1,896

As of June 30, 2019, there was $10.0 million of unrecognized compensation expense related to unvested employee stock award agreements, which is expected to be recognized over a weighted-average period of approximately 2.54 years. For stock option awards subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

The weighted-average grant date fair value of all stock options granted during the six months ended June 30, 2019 was $1.67. The weighted-average remaining contractual life of options outstanding at June 30, 2019 is 8.8 years. The total fair value of the shares vested during the six months ended June 30, 2019 was $3.2 million. Additionally, stock-based compensation expense includes $20,000, $62,000, $0.1 million and $0.3 million related to non-employee option grants during the three and six months ended June 30, 2019 and 2018, respectively.

Prior to its termination in connection with the effectiveness of the 2017 Plan, the 2010 Plan allowed the Company to grant to employees the right to exercise stock options in exchange for cash before the requisite service was provided (e.g., before the award is vested under its original terms); however, such arrangements permit the Company to subsequently repurchase such shares at the exercise price if the employee ceases to be a service provider. Such an exercise is not substantive for accounting purposes. Therefore, the payment received for the exercise price is recognized as an early exercise liability in the consolidated balance sheets and will be transferred to common stock and additional paid-in capital as such shares vest. As of June 30, 2019 and December 31, 2018, 197,971 and 307,504 unvested shares, respectively, were legally issued but are not considered outstanding for accounting purposes and are therefore excluded from basic and diluted net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. In connection with these unvested shares, the Company has recorded an early exercise liability as of June 30, 2019 and December 31, 2018, of $0.1 million and $0.3 million, respectively of which $0.1 million and $0.2 million is included in other accrued expenses, and $2,000 and $0.1 million is included in other long-term liabilities in the condensed consolidated balance sheets at June 30, 2019 and December 31, 2018, respectively.

Warrants

In January 2019, in connection with the amendment to the SVB Loan Agreement, the Company issued warrants to purchase an aggregate of 535,714 shares of the Company’s common stock at an exercise price of $2.80 per share. Based upon the characteristics and provisions of the warrants, they were classified as equity and recorded at their fair value as of the date of issuance of $1.1 million to additional paid-in capital, with no further adjustments to their valuation. The estimated fair value of the warrants was calculated using the Black-Scholes option-pricing model, using assumptions that are based on the individual characteristics of the warrants on the valuation date, as well as assumptions for expected volatility, expected life, yield and risk-free interest rate.

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

The ESPP is intended to qualify under Section 423 of the U.S. Internal Revenue Service Code of 1986, as amended. The maximum number of the Company’s common stock which will be authorized for sale under the ESPP is equal to the sum of (a) 198,883 shares of common stock and (b) an annual increase on the first day of each year beginning in 2018 and ending in 2027, equal to the lesser of (i) 1% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the Company’s board of directors; provided, however, no more than 3.0 million shares of the Company’s common stock may be issued under the ESPP. The ESPP has 0.5 million shares of common stock reserved for future issuance pursuant to the plan.

The Company recognized $0.1 million in compensation expense related to the ESPP for the three and six months ended June 30, 2019, and $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively. As of December 31, 2018, 67,508 shares of common stock were issued under the ESPP, and an additional 26,886 shares were issued during the six months ended June 30, 2019.

12. Income Taxes

There is no provision for income taxes for the three and six months ended June 30, 2019, as the Company has incurred operating losses since inception.

The Company has evaluated the available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the United States and certain foreign jurisdictions. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against substantially all deferred tax assets. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made.

As of June 30, 2019, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with the net operating loss and credit carryforwards.

13. Subsequent Events

On August 5, 2019, the Company announced that it has retained Cowen as an independent financial advisor to assist in exploring financial and strategic alternatives designed to maximize shareholder value. With Cowen’s assistance, the Company will continue to explore capital raising to enable the initiation of its planned Phase 3 pivotal clinical trials for its lead product candidate, SNA-120, for psoriasis and the associated pruritus, in addition to exploring a wide range of financial and strategic alternatives. The Company may be unable to identify or execute such financial or strategic alternatives, and even if executed, such financial or strategic alternatives may not enhance stockholder value or the Company’s financial position. The Company does not intend to initiate its planned Phase 3 clinical trials of SNA-120 until the Company secures sufficient additional capital.

On August 1, 2019, in order to retain and incentivize current employees, the Company’s Board of Directors approved a repricing of 1,854,462 stock options held by current employees granted prior to August 1, 2019. The options had exercise prices between $2.32 and $20.53 per share, which were reduced to $0.71, the closing price of the Company’s common stock as of August 6, 2019. There were no modifications to the vesting schedules of the previously issued options. The repricing of the options will be treated as a modification for accounting purposes and any incremental compensation expense for vested stock options calculated using the Black-Scholes option-pricing model will be recorded in the consolidated statement of operations and comprehensive loss for the quarter ending September 30, 2019. The incremental expense together with the unamortized expense remaining on any unvested options will be amortized over the remaining vesting periods.

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

Overview

We are a clinical-stage biopharmaceutical company focused on bringing unconventional scientific innovations to patients whose lives remain burdened by their disease. We draw upon our deep knowledge and experience in drug development across multiple therapeutic areas as we build a unique, diversified, multi-asset portfolio of therapies in inflammation and immunology that target select pathways in specific tissues, with our initial focus on one of the most important ‘immune’ tissues, the skin. Utilizing our novel technology platform, we apply a scientific design process to create potent targeted pharmacologically active molecules that are directed toward a specific target tissue and a select disease pathway, and with minimal to no systemic exposure. Our lead candidate from this platform, SNA-120, is a first-in-class inhibitor of Tropomyosin receptor kinase A (TrkA) which we are developing for the treatment of psoriasis, as well as the associated pruritus (itch). Our second product candidate, SNA-125, is a dual Janus kinase 3 (JAK3)/TrkA inhibitor which we are developing for the treatment of atopic dermatitis, psoriasis and the associated pruritus. Additionally, SNA-001, a silver photoparticle technology derived from our Topical Photoparticle Therapy™ platform to be used in conjunction with commonly used commercial lasers, completed in the first quarter of 2019 pivotal clinical trials for the reduction of unwanted light-pigmented hair and for the treatment of acne. We are seeking a strategic partner to maximize the value of SNA-001. We believe our management team is well positioned to execute on our objectives, having served in clinical, commercial and other leadership roles at several marquee biotechnology and pharmaceutical companies, including Kythera, Amgen, Allergan, Medicis and Celgene.

Since our inception in 2010, we have invested a significant portion of our efforts and financial resources in research and development activities. We have not generated any revenue from product sales and, to date, have funded our operations primarily through private and public equity issuances, debt offerings and term loans. At June 30, 2019, we had cash and cash equivalents of $49.2 million. On June 29, 2018, we entered into a loan and security agreement with Silicon Valley Bank, pursuant to which Silicon Valley Bank agreed to make available to us term loans with an aggregate principal amount of up to $40.0 million, pursuant to which we have drawn $30.0 million. Subsequently, in January 2019, we entered into an amendment to the loan and security agreement which limited our total access to term loans to the $30.0 million we have already drawn, imposed additional minimum liquidity requirements, and increased the final payment fee by 1% to 6.5% of the total term loans advanced. In addition, we issued to SVB and its affiliate, Life Science Loans II, LLC, warrants to purchase an aggregate of 535,714 shares of our common stock at an exercise price of $2.80 per share.

In August 2018, we entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”), pursuant to which we may sell from time to time, at our option, up to $75.0 million of our common stock through an “at-the-market” equity offering program under which Cowen will act as sales agent (the “ATM Offering Program”). During the three and six months ended June 30, 2019, the Company issued 329,588 shares of its common stock through the ATM Offering Program and received net proceeds of approximately $0.4 million, after deducting commissions of $18,000 and other offering expenses of $0.1 million.

In February 2019, we completed an underwritten public offering of 9,200,000 shares of our common stock at a price to the public of $2.50 per share, including 1,200,000 shares of common stock pursuant to the underwriters’ option to purchase additional shares. Our net proceeds, after deducting underwriting discounts, commissions and offering related transaction costs, were $21.4 million.

We have incurred net losses in each year since inception, including net losses of $8.3 million and $24.6 million for the three and six months ended June 30, 2019, and $20.2 million and $37.3 million and for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $184.1 million. We expect to continue to incur losses for the foreseeable future and expect to incur increased expenses as we advance our product candidates through clinical trials and regulatory submissions. We do not expect to generate revenue from product sales unless, and until, we obtain regulatory approval or clearance from the U.S. Food and Drug Administration (“FDA”) for our product candidates. If we obtain regulatory approval or clearance for our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, we expect to continue to incur losses as we progress nonclinical studies and clinical trials for, and research and development of, our product candidates and maintain and protect our intellectual property portfolio. As a result, we will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, consolidated results of operations and financial condition.

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

Through our acquisition of Creabilis we obtained our proprietary technology platform and related product candidates, including SNA-120 and SNA-125. As part of the terms of the acquisition we will be required to make contingent payments in cash and stock upon the achievement of certain development, approval and sales milestones. Upon the achievement of certain specified development and approval milestones for SNA-120 and SNA-125, we are obligated to pay the former Creabilis shareholders up to $53.0 million, which consists of an aggregate of $25.0 million in cash and $28.0 million in shares of our common stock. As part of these milestones, upon the commencement of the first Phase 3 clinical trial of SNA-120, we will become obligated to issue $18.0 million in shares of our common stock, less certain offsets if applicable, to the former Creabilis shareholders. In addition, upon the achievement of certain annual net sales milestone thresholds for qualifying products, including SNA-120 and SNA-125, we are required to pay the former Creabilis shareholders up to an aggregate of $80.0 million in cash as well as one-time royalties of less than 1% on net sales of qualified products that exceed these net sales thresholds in the year such threshold is achieved. See “Critical Accounting Policies and Use of Estimates—Contingent Consideration” below.

In January 2019, we implemented a corporate restructuring to focus resources on our lead product candidate, SNA-120 for psoriasis and the associated pruritus, resulting in a reduction in force to reduce operational costs and preserve capital. The restructuring resulted in an elimination of 20 positions. We completed the workforce reduction in the first quarter of 2019. We recorded one-time cash related charges of approximately $0.8 million for employee severance, other related termination benefits and contract termination fees.

On August 5, 2019, we announced that we had retained Cowen as an independent financial advisor to assist in exploring financial and strategic alternatives designed to maximize shareholder value. With Cowen’s assistance, we will continue to explore capital raising to enable the initiation of our planned Phase 3 pivotal clinical trials for SNA-120, in addition to exploring a wide range of financial and strategic alternatives. We may be unable to identify or execute such financial or strategic alternatives, and even if executed, such financial or strategic alternatives may not enhance stockholder value or our financial position. We do not intend to initiate our planned Phase 3 clinical trials of SNA-120 until we secure sufficient additional capital.

Components of Our Results of Operations

Revenue

We have not generated any revenue from the sale of our products, and we do not expect to generate any revenue unless and until we obtain regulatory clearance or approval of, and commercialize, our product candidates, or enter into an out-license agreement or collaboration for any of our product candidates.

Research and Development Expenses

Since our inception, we have focused significant resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates. Research and development costs are expensed as incurred. These costs include direct program expenses, which are payments made to third parties that specifically relate to our research and development, such as payments to clinical research organizations, clinical investigators, manufacturing of clinical material, pre-clinical testing and consultants. In addition, employee costs (including salaries, payroll taxes, benefits, stock-based compensation and travel) for employees contributing to research and development activities are classified as research and development costs. We allocate direct external costs to our product candidates; internal costs are not allocated to specific product candidates. Based on our revised clinical plans following our January 2019 restructuring, we expect research and development expenses to decrease, compared to 2018, until such time as we secure sufficient additional capital and initiate our Phase 3 clinical trials for SNA-120. In addition to our internal discovery efforts, we may choose, capital permitting, to selectively in-license or acquire complementary, external product candidates.

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and related costs, including payroll taxes, benefits, stock-based compensation and travel. Other general and administrative expenses include legal costs of pursuing patent protection of our intellectual property, professional services fees for auditing, tax, marketing and general legal services, insurance premiums, and the changes in the fair value of our contingent consideration liability. Based on our revised clinical plans following our January 2019 restructuring, we expect general and administrative expenses to decrease in the near term, compared to 2018. However, subject to the availability of sufficient capital, we would expect our general and administrative expenses to eventually increase in the future as we expand our operating activities and prepare for potential commercialization of our product candidates, and support a public company, including increased expenses related to legal, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, foreign subsidiary management, directors and officers liability insurance premiums and investor relations activities.

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

Clinical Trial Accruals

As part of the process of preparing our consolidated financial statements, we are required to estimate expenses resulting from our obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate trial expenses in our consolidated financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, we adjust the rate of clinical expense recognition if actual results differ from our estimates. We make estimates of accrued expenses as of each balance sheet date in our consolidated financial statements based on the facts and circumstances known at that time. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. Through June 30, 2019, there have been no material adjustments to our prior period estimates of accrued expenses for clinical trials. Our clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations and other third-party vendors.

In-Process Research and Development and Goodwill

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date (which is regarded as their cost). Intangible assets related to in-process research and development, (“IPR&D”), are treated as indefinite lived intangible assets and not amortized until completion of the associated research and development efforts, typically upon regulatory approval. At that time, we will determine the useful life of the asset and begin amortization. Intangible assets are reviewed for impairment at least annually, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and upon establishment of technological feasibility or regulatory approval. There were no impairments of intangible assets for the six months ended June 30, 2019 or the year ended December 31, 2018.

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

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination. We evaluate goodwill for impairment annually and upon the occurrence of triggering events or substantive changes in circumstances that could indicate a potential impairment. An impairment loss is recognized when the fair value of the reporting unit to which the goodwill relates is below its carrying value for the difference between the fair value and its carrying amounts. The recent decline in our market capitalization was determined to be a triggering event for potential goodwill impairment and accordingly, we performed the goodwill impairment analysis.

In determining the fair value utilized in the goodwill impairment assessment, we considered qualitative factors such as changes in strategy, cash flows, the regulatory environment, overall market conditions, as well as the market capitalization of our publicly traded common stock. We operate as a single reporting unit and estimates the fair value of our single reporting unit using our market capitalization plus an estimated control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the market price of our common stock. If it is determined through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in the consolidated statement of operations and comprehensive loss. We completed the impairment test and determined that there was no impairment.

Our share price is highly volatile and subsequent declines in the market share price could pose risks of impairment in the future. It is not possible at this time to determine if an impairment charge would result from these factors, or, if it does, whether such charge would be material. We will continue to monitor the recoverability of our goodwill. There was no impairment of goodwill for the six months ended June 30, 2019 and the year ended December 31, 2018.

Stock-Based Compensation

We measure employee and director stock-based compensation expense for all stock-based awards at the grant date based on the fair value measurement of the award. The expense is recorded on a straight-line basis over the requisite service period, which is generally the vesting period, for the entire award. Expense is adjusted for actual forfeitures of unvested awards as they occur. Prior to the adoption of a new accounting pronouncement on January 1, 2019, related to share-based payments issued to non-employees for goods or services, stock options issued to non-employees were valued on their grant date and remeasured at the current fair value at the end of each reporting period until they vested. Under the new guidance, the measurement of equity-classified non-employee awards is fixed at the grant date, and no longer remeasured. We estimate the fair value of restricted stock unit awards based on the closing price of our common stock on the date of issuance.

We calculate the fair value measurement of stock options using the Black-Scholes valuation model. In determining the fair value of stock options granted, the following weighted average assumptions were used in the Black-Scholes option-pricing model for awards granted for the six months ended June 30, 2019 and the year ended December 31, 2018.

	Six Months Ended June 30, 2019	Year Ended December 31, 2018

Expected stock price volatility	69.91–75.27%	65.40–74.21%
Expected dividend yield	— %	— %
Expected term (in years)	2.0–5.6	5.0–6.1
Risk-free interest rate	2.03–2.52%	2.55–3.06%

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

We recorded noncash stock-based compensation expense for employee and nonemployee stock option grants and the ESPP for the three and six months ended June 30, 2019 and 2018, as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Research and development	$429	$287	$843	$730
General and administrative	442	708	1,561	1,166

	$871	$995	$2,404	$1,896

As of June 30, 2019, there was $10.0 million of unrecognized compensation expense related to unvested employee stock award agreements, which is expected to be recognized over a weighted-average period of approximately 2.54 years. For stock option awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award.

Prior to its termination in connection with the effectiveness of our 2017 Incentive Award Plan, our 2010 Equity Incentive Plan allowed us to grant to employees the right to exercise stock options in exchange for cash before the requisite services are provided (e.g., before the award is vested under its original terms); however, such arrangements permit us to subsequently repurchase such shares at the exercise price if the employee ceases to be a service provider. Such an exercise is not substantive for accounting purposes. Therefore, the payment received for the exercise price is recognized as an early exercise liability in the consolidated balance sheets and will be transferred to common stock and additional paid-in capital as such shares vest. As of June 30, 2019 and December 31, 2018, 197,971 and 307,504 unvested shares were issued and outstanding, respectively. In connection with these unvested shares, we recorded an early exercise liability as of June 30, 2019 and December 31, 2018 of $0.1 million and $0.3 million, respectively, of which $0.1 million and $0.2 million is included in other accrued expenses and $2,000 and $0.1 million is included in other long-term liabilities in the condensed consolidated balance sheets at June 30, 2019 and December 31, 2018, respectively. These shares are excluded from basic net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature.

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

Upon the commencement of the first Phase 3 clinical trial of SNA-120, we will become obligated to issue $18.0 million in shares of our common stock, less certain offsets if applicable, to the former Creabilis shareholders. In addition, we are obligated to make certain contingent payments up to an aggregate of $80.0 million in cash upon the achievement of certain annual net sales thresholds and one-time cash royalties of less than 1% of the amount by which annual net sales exceed each threshold in the year such threshold is achieved. Where milestone payments are required to be paid in stock, the number of shares will be determined based on the volume weighted average price of the common stock as reported on Nasdaq, for the preceding 20-day trading period.

The agreement to pay the future milestones and potential one-time royalties resulted in the recognition of contingent consideration, which was recognized at the inception of the transaction. Other than these payments, subsequent changes to the estimated amounts of contingent consideration to be paid are recognized in the consolidated statement of operations. The fair value of the contingent consideration is determined using preliminary cash flow projections, which are based on estimated timing and probabilities around the achievement of certain development, approval and sales milestones, expected product sales and other assumptions. The fair value of the contingent consideration was determined to be $33.5 million as of June 30, 2019 and $29.2 million as of December 31, 2018. The fair value of the contingent consideration was and continues to be determined by a third-party valuation firm by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate commensurate with our cost of capital and expectation of the revenue growth for products based on their life cycle stage.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table sets forth our results of operations for the periods indicated:

	(unaudited) Three Months Ended June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$5,084	$15,692	$(10,608)	(68%)
General and administrative	2,643	5,976	(3,333)	(56)

Total operating expenses	7,727	21,668	(13,941)	(64)

Loss from operations	(7,727)	(21,668)	13,941	(64)
Other income (expense), net	(537)	1,429	(1,966)	(138)

Net loss	$(8,264)	$(20,239)	$11,975	(59%)

Research and development expenses

Research and development expenses were $5.1 million for the three months ended June 30, 2019, compared to $15.7 million for the three months ended June 30, 2018. The decrease of $10.6 million was due to lower clinical and non-clinical costs of $7.8 million, primarily related to SNA-120 of $4.2 million, SNA-001 of $2.0 million, and SNA-125 of $1.6 million, decreased spending on early stage research of $1.1 million and decreased spending on manufacturing costs across all products of $0.9 million. Additionally, there was a decrease of $0.5 million for employee salaries and other compensation costs in connection with reductions in personnel and lower expenses for travel, meals and other outside services of $0.2 million as a result of efforts to reduce costs.

General and administrative expenses

General and administrative expenses were $2.6 million for the three months ended June 30, 2019, compared to $6.0 million for the three months ended June 30, 2018. The decrease of $3.3 million was primarily due to a $1.1 million decrease in the expense recorded to adjust the fair value of the contingent consideration liability relating to the acquisition of Creabilis. During the three months ended June 30, 2019, $0.3 million of income was recorded to reflect a reduction in the fair value of the contingent consideration liability, primarily as a result of updated assumptions around the timing of achievement of milestones. During the three months ended June 30, 2018, the Company recorded an expense of $0.8 million to reflect an increase in the fair value of the liability, primarily related to the passage of time and progress toward milestone dates. The remaining decrease in general and administrative expenses related to lower outside spending as a result of efforts to reduce costs, primarily consisting of a decrease in marketing costs of $1.0 million and a decrease in other outside services of $0.7 million. Additionally, there were decreases in personnel related costs of $0.4 million due to the reduction in force.

Other income (expense), net

Other income (expense), net was a net expense of $0.5 million and a net income of $1.4 million for the three months ended June 30, 2019 and 2018, respectively. The change of $2.0 million was primarily due to the income recorded in 2018 of $1.2 million in connection with the change in the fair value of the success payment liability at June 30, 2018 and no change in the fair value of the success payment liability during the three months ended June 30, 2019. There was also an increase in interest expense recorded in connection with the SVB term loan of $0.8 million during the three months ended June 30, 2019.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table sets forth our results of operations for the periods indicated:

	(unaudited) Six Months Ended June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$12,177	$28,672	$(16,495)	(58%)
General and administrative	11,389	11,473	(84)	(1)

Total operating expenses	23,566	40,145	(16,579)	(41)

Loss from operations	(23,566)	(40,145)	16,579	(41)
Other income (expense), net	(1,080)	2,803	(3,883)	(139)

Net loss	$(24,646)	$(37,342)	$12,696	(34%)

Research and development expenses

Research and development expenses were $12.2 million for the six months ended June 30, 2019, compared to $28.7 million for the six months ended June 30, 2018. The decrease of $16.5 million in research and development expenses was primarily due to lower clinical and non-clinical costs of $12.3 million, primarily consisting of $6.2 million for SNA-120, $4.0 million for SNA-001 and $2.1 million for SNA-125. Additionally, there was decreased spending on manufacturing costs across all products of $2.0 million, and decreased spending on early stage research of $1.5 million The remaining decrease in expense related to lower outside spending as a result of efforts to reduce costs of approximately $0.5 million, primarily consisting of decreased expenses for employee travel, meals and other outside services and supplies of $0.3 million, and other decreases of $0.2 million for employee salaries and related compensation costs in connection with reductions in personnel.

General and administrative expenses

General and administrative expenses were $11.4 million for the six months ended June 30, 2019, compared to $11.5 million for the six months ended June 30, 2018. The decrease of $0.1 million in general and administrative expenses was primarily due to lower outside spending as a result of efforts to reduce costs, primarily consisting of a decrease in outside services of $1.4 million, a decrease in marketing costs of $1.0 million and a decrease in employee travel and meals of $0.1 million. These decreases were offset by a $2.0 million increase in the expense recorded to adjust the fair value of the contingent consideration liability relating to the acquisition of Creabilis. During the six months ended June 30, 2019, $4.3 million of expense was recorded to reflect an increase in the fair value of the contingent consideration liability compared to an expense of $2.3 million during the six months ended June 30, 2018. The increase in expense primarily related to changes in probabilities of success, continued passage of time and progress toward milestone dates. In addition to the contingent consideration, there was an increase in personnel related stock compensation expense of $0.4 million as a result of increased expense in connection with new annual employee grants.

Other income (expense), net

Other income (expense), net was a net expense of $1.1 million and a net income of $2.8 million for the six months ended June 30, 2019 and 2018, respectively. The net expense of $1.1 million for the six months ended June 30, 2019 was primarily due to $1.6 million of interest expense incurred in connection with the SVB term loan, offset by $0.6 million of interest earned on our cash balances. The other net income of $2.8 million for the six months ended June 30, 2018 was primarily due to the $2.4 million gain recognized on the decrease in the success payment liability and interest earned on our cash balances of $0.4 million.

Liquidity, Capital Resources and Requirements

We have incurred operating losses and have an accumulated deficit as a result of ongoing efforts to develop our product candidates, including conducting nonclinical and clinical trials and providing general and administrative support for these operations. We had an accumulated deficit of $184.1 million and $159.4 million as of June 30, 2019 and December 31, 2018, respectively. We had net losses of $8.3 million and $24.6 million for the three and six months ended June 30, 2019, and $20.2 million and $37.3 million for the three and six months ended June 30, 2018, respectively. We had net cash used in operating activities of $21.2 million and $30.2 million for the six months ended June 30, 2019 and 2018, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We have historically financed our operations primarily through private and public equity issuances and debt securities, term loans and proceeds from our ATM Offering Program, as well as our recent follow on offering that was completed in February 2019 and will continue to be dependent upon equity and/or debt financing until we are able to generate positive cash flows from our operations. With assistance from Cowen, our independent financial advisor, we will continue to explore capital raising to enable the initiation of our planned Phase 3 pivotal clinical trials for SNA-120, in addition to exploring a wide range of financial and strategic alternatives. However, we will not commence our planned Phase 3 clinical trials for SNA-120 until we secure sufficient additional capital.

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

On August 3, 2018, we entered into a Sales Agreement with Cowen, pursuant to which we may sell from time to time, at our option, up to $75.0 million of our common stock through an ATM Offering Program. On August 3, 2018, we also filed a Registration Statement on Form S-3 (the “Shelf Registration Statement”), covering the offering up to $250.0 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $75.0 million of our common stock from time to time through the ATM Offering Program. The Registration Statement became effective on August 14, 2018. The shares to be sold under the Sales Agreement, may be issued and sold pursuant to the Shelf Registration Statement. During the year ended December 31, 2018, we issued 340,307 shares of our common stock through the ATM Offering Program and received net proceeds of approximately $5.0 million, after deducting commissions of $0.2 million and other offering expenses of $0.4 million. During the three and six months ended June 30, 2019, we issued an additional 329,588 shares of common stock through the ATM Offering Program and received net proceeds of approximately $0.4 million, after deducting commissions of $18,000 and other offering expenses of $0.1 million.

In February 2019, we completed an underwritten public offering of 9,200,000 shares of our common stock at a price to the public of $2.50 per share, including 1,200,000 shares of common stock pursuant to the underwriters’ option to purchase additional shares. Our net proceeds, after deducting underwriting discounts, commissions and offering related transaction costs, were $21.4 million.

Based on our expected cash burn rate and on our available cash resources, excluding $15.0 million that will be collateralized in connection with the SVB Loan Agreement if our cash balance falls below a certain threshold, we do not have sufficient funds to support current planned operations through the twelve months from the issuance date of the unaudited condensed consolidated financial statements. We will need to raise substantial additional capital to fund our operations through the sale of our equity securities, incurring debt, entering into licensing or collaboration agreements with partners, grants or other sources of financing. On August 5, 2019, we announced that we have begun a review of financial and strategic alternatives to maximize shareholder value. We may be unable to identify or execute such financial or strategic alternatives, and even if executed, such financial or strategic alternatives may not enhance stockholder value or our financial position. There can be no assurance that sufficient funds will be available to us at all or on attractive terms when needed from these sources. In particular, our ability to raise capital through the issuance of equity securities is constrained as a result of the trading price of our common stock under applicable Nasdaq rules. Our ability to obtain debt financing may be limited by covenants we have made under our loan agreement with SVB and our pledge to SVB of substantially all of our assets, other than our intellectual property, as collateral. The negative pledge in favor of SVB with respect to our intellectual property under the loan agreement could further limit our ability to obtain additional debt financing. If we are unable to obtain additional funding from these or other sources when needed, it may be necessary to significantly reduce our current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.

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

•	the timing, receipt and amount of sales of any future approved or cleared products, if any.

Cash Flows Comparison of the Six Months Ended June 30, 2019 and 2018

The following table sets forth our cash flows for periods indicated:

	(unaudited) (in thousands) Six Months Ended June 30,
	2019	2018
Net cash provided by (used in)
Operating activities	$(21,186)	$(30,205)
Investing activities	(4)	(17)
Financing activities	21,878	30,674
Effect of exchange rate changes on cash	(7)	(32)

Net increase in cash, cash equivalents and restricted cash	$681	$420

Net Cash Used in Operating Activities

During the six months ended June 30, 2019, net cash used in operating activities was $21.2 million and consisted primarily of a net loss of $24.6 million and a decrease in accounts payable and other accrued liabilities of $4.7 million. The decrease in accounts payable and other accrued liabilities was primarily related to the wind down of SNA-001 and SNA-120 clinical trials and the general decrease in expenses as result of the January 2019 restructuring and related efforts to reduce spending. The net loss was offset by non-cash items, including an increase in fair value of the contingent consideration of $4.3 million, stock-based compensation expense of $2.4 million, amortization of the debt discount and issuance costs relating to the SVB term loans of $0.5 million, interest expense of $0.4 million, and a decrease in prepaid expenses and other current assets of $0.5 million.

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

Net Cash Used in Investing Activities

During the six months ended June 30, 2019 and 2018, net cash used in investing activities was $4,000 and $17,000, respectively, and represented purchases of property and equipment.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2019, net cash provided by financing activities was $21.9 million, which consisted primarily of the net proceeds received from the follow on offering completed in February 2019 of $21.4 million and the net proceeds received from the ATM Offering Program of $0.4 million.

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

Interest Rate Risk

As of June 30, 2019, the outstanding principal amount of the term loans under the SVB Loan Agreement was $30.0 million. The interest payments under our term loans may be subject to interest rate risk and our interest expense could increase if market interest rates increase. The interest on the term loans accrue at a per annum rate of the greater of (i) the Wall Street Journal prime rate plus 2.50% and (ii) 7.25%. Accordingly, increases in these published rates would increase our interest payments under the term loans. The rate at June 30, 2019 was 8.00%. A hypothetical 1% change in interest rates would increase expense by approximately $0.2 million annually and would not have a material impact on our results of operations.

Cash, Cash Equivalents and Restricted Cash

As of June 30, 2019, we had cash and cash equivalents of $49.2 million and restricted cash of $0.2 million, which consist of bank deposits and cash invested in U.S. Treasury money market funds. As of December 31, 2018, we had cash and cash equivalents of $48.5 million and restricted cash of $0.2 million, which consist of bank deposits and cash invested in U.S. Treasury money market funds. Currently, a portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 1% change in interest rates during any of the periods presented would not have a material impact on our consolidated financial statements, and we do not expect interest rate fluctuations to have a material impact on our results of operations.

Foreign Currency Exchange Risk

The majority of our transactions occur in U.S. dollars. Our foreign subsidiaries operate with the euro and British pound as its functional currencies. The fluctuation in the value of the U.S. dollar against the euro and British pound affect the reported amounts of expenses, assets and liabilities. If we expand our international operations, our exposure to exchange rate fluctuations will increase. At June 30, 2019 and December 31, 2018, we had cash balances denominated in euros of $0.2 million and $0.1 million, respectively. We currently do not hedge any foreign currency exposure. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2019, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Interference Proceeding

On October 8, 2015, Patent Interference No. 106,037 was declared by the Patent Trial and Appeal Board, or the PTAB, between our U.S. Patent No. 8,821,941, which is directed to treating hair follicles with plasmonic particles, and U.S. Patent Application No. 13/789,575, which lists Massachusetts General Hospital, or GHC, as assignee. On August 9, 2016, the PTAB entered judgment against GHC. On October 3, 2016, GHC filed an appeal of the interference judgment with the U.S. Court of Appeals for the Federal Circuit, or Court of Appeals, in matter No. 17-1012, which names GHC and Sebacia, Inc., or Sebacia, as real parties in interest. The parties filed their respective appellate briefs with the Court of Appeals in the first quarter of 2017. On November 6, 2017, the Court of Appeals heard oral arguments in this matter. On May 4, 2018, the Court of Appeals entered its decision which affirmed the PTAB’s ruling that GHC’s original claims 65-67 are unpatentable and vacated and remanded the PTAB’s denial of GHC’s motion to add a new claim. On November 20, 2018, the PTAB denied GHC’s motion to add a new claim and entered judgement against GHC. On January 18, 2019, GHC filed an appeal of the interference judgment with the U.S. Court of Appeals for the Federal Circuit. On April 22, 2019, GHC filed its opening appellate brief. On July 3, 2019, Sienna filed its responsive brief.

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

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

Our activities to evaluate and pursue strategic initiatives may not be successful.

On August 5, 2019, we announced that we have begun a review of strategic alternatives to maximize shareholder value. We may have to devote significant time and resources to identifying and evaluating a strategic transaction; however, there can be no assurance that such activities will result in any agreements or transactions. Further, even if we enter into a binding agreement, there is no guarantee that the transactions will be consummated due to regulatory or other obstacles, and even if executed and consummated, such strategic or financial alternatives may not enhance stockholder value or our financial position.

Any such strategic transaction may require us to incur non-recurring or other charges, may increase our near-and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

•	exposure to unknown liabilities;

•	incurrence of dilutive issuances of equity securities;

•	higher-than-expected acquisition and integration costs;

•	write-downs of assets or goodwill or impairment charges;

•	increased amortization expenses;

•	difficulty and cost in combining the operations and personnel of any merged businesses with our operations and personnel;

•	impairment of relationships with key suppliers or customers of any merged businesses due to changes in management and ownership; and

•	inability to retain our key employees.

Accordingly, although there can be no assurance that we will undertake or successfully complete any strategic transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks, and could have a material adverse effect on our business, financial condition and prospects. In addition, any such strategic transaction may result in substantial dilution to existing stockholders and may not result in consideration to the Company or its stockholders in an amount that enhances stockholder value. If we are unable to complete a strategic transaction of the nature described above, we could experience a drop in stock price and we may be unable to obtain additional financing, which could result in a further slowdown of our pipeline and commercialization efforts, further reductions in force, or other restructuring or bankruptcy protection efforts.

We are a clinical-stage biopharmaceutical company with a limited operating history and no products approved or cleared for commercial sale, and we have incurred significant losses since our inception. We anticipate that we will continue to incur losses for the foreseeable future, which, together with our limited operating history, makes it difficult to assess our future viability.

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have no products approved or cleared for commercial sale and have not generated any revenue from product sales and have incurred losses in each year since our inception in July 2010. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net losses were approximately $8.3 million and $24.6 million for the three and six months ended June 30, 2019, and $20.2 million and $37.3 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $184.1 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our recurring losses from operations and negative cash flows have raised substantial doubt regarding our ability to continue as a going concern.

Our recurring losses and negative cash flows and lack of sufficient capital to fund our operations for the next 12 months raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will require us to obtain additional financing to fund our operations or significantly curtail our operations to conserve our capital resources. Further, the perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations, or necessitate that we obtain financing on terms that are more favorable to investors, and could result in the loss of confidence by investors, suppliers and employees.

We will require substantial additional financing for our Phase 3 development program of our lead product candidate and to advance our other product candidate, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, will force us to continue to delay or to terminate our product development and other operations.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities and the acquisition of Creabilis plc, or Creabilis. Nonclinical studies and clinical trials for our product candidates will require substantial funds to complete. As of June 30, 2019, we had capital resources consisting of cash and cash equivalents of $49.2 million. In order to progress the clinical development of our lead product candidate, SNA-120, and develop any other product candidates we will need to raise additional capital. In August 2019, we announced that we do not intend to initiate our planned Phase 3 clinical trials of SNA-120 until we secure sufficient additional capital, and we have engaged Cowen as an independent financial advisor to assist in exploring financial and strategic alternatives.

We may not be successful in raising capital through the issuance of equity securities. In particular, our ability to raise capital through the issuance of equity securities is constrained as a result of the trading price of our common stock under applicable Nasdaq rules. Such financing may result in dilution to stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. Our ability to obtain debt financing may be limited by covenants we have made under our loan and security agreement with Silicon Valley Bank and our pledge to Silicon Valley Bank of substantially all of our assets, other than our intellectual property, as collateral. The negative pledge in favor of Silicon Valley Bank with respect to our intellectual property under the loan and security agreement could further limit our ability to obtain additional debt financing.

Progressing SNA-120 or any other product candidate will require substantial additional capital. These expenditures will include costs associated with conducting nonclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any nonclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our lead product candidates and any future product candidates. In addition, we are obligated to make certain milestone payments to former Creabilis shareholders upon the achievement of predetermined milestones, as well as success payments to certain of our existing stockholders if the market price of our common stock meets or exceeds certain specified share price thresholds. For instance, upon the commencement of the first Phase 3 clinical trials with SNA-120, we will become obligated to issue $18.0 million in shares of our common stock, less certain offsets if applicable, to the former Creabilis shareholders. These payments, to the extent triggered and payable in cash, will also have an effect on our liquidity and capital needs. To the extent these success payment obligations are satisfied in shares of our common stock, holders of our common stock would be diluted.

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

Our success payment obligations to certain of our stockholders are recorded as a liability on our balance sheet. Under generally accepted accounting principles in the United States, or GAAP, we are required to remeasure the fair value of this liability as of each quarter end. Factors that may lead to increases or decreases in the estimated fair value of this liability include, among others, changes in the value of our common stock, changes in the volatility of our common stock, changes in the applicable term of the success payments and changes in the risk-free interest rate. As a result, our operating results and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and from year to year and may reduce the usefulness of our GAAP financial statements. The estimated fair value of the liability associated with the success payments was $3,000 at both June 30, 2019 and December 31, 2018.

We may be required to repay the outstanding indebtedness pursuant to the minimum liquidity requirements or in an event of default under our loan and security agreement, which could have a materially adverse effect on our business. In addition, our operating activities may be restricted as a result of covenants related to the indebtedness.

On June 29, 2018, we entered into a loan and security agreement with Silicon Valley Bank, pursuant to which Silicon Valley Bank funded an aggregate principal amount of $30.0 million. On January 28, 2019, we amended the loan and security agreement with Silicon Valley Bank. The loan and security agreement with Silicon Valley Bank, as amended, provides that if our unrestricted cash at Silicon Valley Bank falls below the greater of (i) $30.0 million and (ii) the sum of (x) $15.0 million, plus (y) our six month cash burn, tested monthly as of the last day of each month beginning February 28, 2019, then we have the option to either prepay the term loans in denominations of $15.0 million (plus accrued and unpaid interest and certain fees) or immediately cash secure not less than the lesser of the outstanding balance or $15.0 million of the principal balance of all outstanding indebtedness under the term loans. Accordingly, Silicon Valley Bank may collateralize (or we may choose to prepay) $15.0 million in our existing cash resources if we fail to maintain these minimum liquidity requirements. If the cash is collateralized, we may be required to expedite our strategic transaction plans and/or seek the protection of the Federal Bankruptcy Code, as well as initiate further cost reduction measures including further restructuring of the Company, among other things.

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

Risks Related to Our Business

We are substantially dependent on the success of our lead product candidate, SNA-120; however, based on our current operating plans, we are not progressing it into Phase 3 clinical trials until such time as we have secured sufficient capital.

On January 2, 2019, we implemented a corporate restructuring to focus our resources on our lead product candidate, SNA-120 for psoriasis and the associated pruritus, resulting in a reduction in force to reduce operational costs and preserve capital. On February 8, 2019, we announced top-line results from our pivotal trials of SNA-001 for light hair removal and our plans to seek a strategic partner for SNA-001. As a result, we are substantially dependent on the success of SNA-120. In August 2019, we announced that we will not initiate our planned Phase 3 clinical trials of SNA-120 until such time as we secure sufficient additional capital. There can be no assurance that our process to identify and consummate a capital raising transaction, or other financial or strategic transaction will be successful or consummated. As a result, we cannot assure you that we will be able to further the development of SNA-120, which may require us to pursue a strategic sale of the company or other strategic transaction.

In the event we are able to secure additional capital to pursue our planned Phase 3 clinical trials of SNA-120, the clinical and commercial success of SNA-120 and any other product candidates will depend on a number of factors, including the following:

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

We currently rely on third parties at key stages in our supply chain and use only a single contract manufacturer for each component of the manufacturing process for each of our lead product candidates. There are a limited number of suppliers for materials we use in our product candidates and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our nonclinical studies and clinical trials, and if approved, ultimately for commercial sale. We currently have no alternative suppliers and expect to continue to depend on third-party contract manufacturers for the foreseeable future. Although we intend to enter into agreements with our primary manufacturers prior to commercial launch of any of our product candidates, we may be unable to enter into any such agreement or do so on commercially reasonable terms, which could have a material adverse impact upon our business. In the case of SNA-001, we have a commercial supply agreement with nanoComposix to supply the silver nanoplates used to manufacture SNA-001 on an exclusive basis, subject to certain exceptions in the event of certain specified supply failures, and we have an agreement with Unicep to supply SNA-001 finished product on a nonexclusive basis, subject to certain contingencies. In the case of SNA-120 and SNA-125, we currently obtain our supplies of drug substance and drug product through individual purchase orders and have not entered into supply agreements with our current manufacturers.

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

We restructured the Company in January 2019 to refocus our resources on the Phase 3 clinical trial program for SNA-120 and, given our decision not to initiate our planned Phase 3 clinical trial of SNA-120 until we have sufficient capital combined with our considerably reduced workforce, we may experience difficulties in retaining our existing employees and managing our operations.

On January 2, 2019, we implemented a corporate restructuring to focus our resources on our lead product candidate, SNA-120 for psoriasis and the associated pruritus, resulting in a reduction in force to reduce operational costs and preserve capital. In August 2019, we announced that we will not initiate our planned Phase 3 clinical trials of SNA-120 until we secure sufficient additional capital, and that we have engaged Cowen to assist us in exploring capital raising and other financial and strategic alternatives. As a result, we may have additional difficulty retaining our existing employees. A failure to retain sufficient management and personnel may impair our ability to execute on our strategy.

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

From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of intellectual property, products or technologies. In December 2016, we acquired the entire issued share capital of Creabilis plc, which became our direct wholly-owned subsidiary. In connection with closing, we made an upfront payment of approximately $0.2 million in cash, issued 1,407,679 shares of our Series A-3 Preferred Stock to the former Creabilis shareholders and settled approximately $6.7 million of Creabilis liabilities. In October 2017, we commenced our additional Phase 2b clinical trial for SNA-120, triggering our first contingent milestone payment of $5.0 million, less certain offsets totaling approximately $0.3 million, which we satisfied by issuing an aggregate of 201,268 shares of common stock to the former Creabilis shareholders in December 2017 pursuant to the terms of the Share Purchase Agreement. Upon the achievement of certain additional clinical, regulatory and approval milestones for SNA-120 and SNA-125, we are obligated to pay the former Creabilis shareholders up to an aggregate of $53.0 million, which consists of an aggregate of $25.0 million in cash and $28.0 million in shares of our common stock and includes our obligation to, upon the commencement of the first Phase 3 clinical trial of SNA-120, issue $18.0 million in shares of our common stock, less certain offsets if applicable. In addition, upon the achievement of certain annual net sales milestone thresholds for qualifying products, including SNA-120 and SNA-125, we are required to pay the former Creabilis shareholders up to an aggregate of $80.0 million in cash as well as one-time royalties of less than 1% on net sales of qualified products that exceed these net sales thresholds in the year such threshold is achieved.

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

During the course of our review and testing of our internal control over financial reporting, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Securities Exchange Act of 1934, as amended. In order to report our results of operations and financial statements on an accurate and timely basis, we will depend, in part, on CROs to provide timely and accurate notice of their costs to us. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the Nasdaq Global Select Market or other adverse consequences that would materially harm our business.

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

For further information regarding the proceedings in which we are currently involved, please see “Part II, Item 1”. Legal Proceedings.”

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

The market for biopharmaceuticals and dermatological treatments is highly competitive and subject to rapid technological change. Our success depends, in part, upon our ability to maintain a competitive position in the development and protection of technologies and products for use in these fields and upon our ability to obtain, maintain and enforce our intellectual property rights in connection therewith. We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that misappropriate our technology and/or infringe our intellectual property to unfairly and illegally compete with our products. If we are unable to protect our intellectual property and proprietary rights, our competitive position and our business could be harmed, as third parties may be able to make, use, or sell products that are substantially the same as ours without incurring the sizeable development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market. With respect to our Topical Photoparticle TherapyTM technology, under our exclusive license agreement with nanoComposix, we are solely responsible for the prosecution of the licensed patent rights throughout the world, at our expense, and we have the first right to enforce within our licensed field and defend the licensed patent rights throughout the world, at our expense.

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

With respect to our Topical Photoparticle TherapyTM technology, if the nanoComposix license agreement is terminated or narrowed, we could lose intellectual property rights that may be material to our Topical Photoparticle TherapyTM products. This agreement may be terminated by nanoComposix for our nonpayment or material breach, in either case, after the opportunity to cure and final determination in arbitration, or for our failure to receive FDA regulatory approval to sell a licensed product by June 2024, or for our insolvency or bankruptcy, or if we or our affiliate or future sublicensee initiates or voluntarily joins as a party to any legal action that challenges the validity or enforceability of the nanoComposix licensed patent rights, or nanoComposix’s title thereto, or by joint written agreement. We may enter into additional licenses and agreements in the future and, as with all such arrangements, if we do not comply with obligations, we may suffer adverse consequences. Likewise, we are party to several agreements that although do not currently have a material impact on intellectual property, may become material if certain obligations are not fulfilled by any of the contracting parties.

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

Filing, prosecuting and defending patents on product candidates, including all of the licensed rights under our exclusive license agreement with nanoComposix, in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We have requested a special protocol assessment, from the FDA relating to our planned Phase 3 program for SNA-120, and we cannot guarantee that the FDA will issue an agreement on the SPA. Even if we do obtain FDA’s agreement, an SPA would not guarantee approval of SNA-120 or any other particular outcome from regulatory review.

We have requested agreement from the FDA under a special protocol assessment, or SPA, for our planned Phase 3 clinical trials of SNA-120 in patients with psoriasis and associated pruritus. The FDA’s SPA process is designed to facilitate the FDA’s review and approval of drugs by allowing the FDA to evaluate the proposed design and size of certain clinical trials that are intended to form the primary basis for determining a drug product’s efficacy. Upon specific request by a clinical trial sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding, among other things, primary efficacy endpoints, trial conduct and data analysis, within 45 days of receipt of the request. The FDA ultimately assesses whether the protocol design and planned analysis of the trial are acceptable to support regulatory approval of the product candidate with respect to the effectiveness of the indication studied. All agreements and disagreements between the FDA and the sponsor regarding an SPA must be clearly documented in an SPA letter or the minutes of a meeting between the sponsor and the FDA.

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

In the United States and some non-U.S. jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

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

We are subject to income and other taxes in the United States and foreign jurisdictions. Changes in laws and policy relating to taxes or trade may have an adverse effect on our business, financial condition and results of operations. For example, on December 22, 2017, the U.S. government enacted significant tax reform, and certain provisions of the new law may adversely affect us. Changes include, but are not limited to, (i) a federal corporate tax rate decrease from 34% to 21% for tax years beginning after December 31, 2017, (ii) the transition of U.S. international taxation from a worldwide tax system to a partially territorial system, (iii) limitation of the deduction for net operating losses generated in tax years beginning after December 31, 2017 to 80% of current year taxable income, and (iv) eliminating carryback and providing for indefinite carryforwards for net operating losses generated in tax years beginning after December 31, 2017. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, and will be subject to interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable U.S. or foreign tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial conditions and results of operations.

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

•

results or announcements (if any) from, or any delays in, our exploration of financial or strategic alternatives for the Company focusing on maximizing stockholder value and the timing and nature of any strategic transactions that we undertake (if any);

•	quarterly variations in our results of operations or those of our future competitors;

•	changes in earnings estimates or recommendations by securities analysts;

•	announcements by us or our competitors of new products, significant contracts, commercial relationships, acquisitions or capital commitments;

•	developments with respect to intellectual property rights;

•	our commencement of, or involvement in, litigation;

•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;

•	any major changes in our board of directors or management;

•	new legislation in the United States, or governmental announcements of proposed legislation, relating to the sale or pricing of pharmaceuticals;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	product liability claims or other litigation or public concern about the safety of our product candidates;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;

•	ability to meet Nasdaq minimum listing requirements; and

•	general economic conditions in the United States and abroad.

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

If we fail to continue to meet all applicable Nasdaq Global Select Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

Our common stock is listed on the Nasdaq Global Select Market. In order to maintain our listing, we must meet minimum financial and other requirements, including requirements for a minimum amount of capital, a minimum price per share and continued business operations so that we are not characterized as a “public shell company.” As of the date of the filing of this Quarterly Report on Form 10-Q, the closing bid price of our common stock has been below $1.00 per share for 30 consecutive business days. Accordingly, we anticipate that we will receive a deficiency letter from the Listing Qualifications Department of the Nasdaq Global Select Market notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1). Upon receipt of any such notice, we would have an initial period of 180 calendar days to regain compliance with this listing rule. If, at any time before the close of the initial 180 day period, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under Listing Rule 5810(c)(3)(A), Nasdaq will provide written notification to us that it is in compliance with the listing rule. If we receive a deficiency letter, we intend to actively monitor the bid price for our common stock between now and the end of such 180 day period, and will consider available options, including a reverse stock split, to resolve the deficiency and regain compliance with the listing rule. If we are unable to comply with Nasdaq’s listing standards, Nasdaq may determine to delist our common stock from the Nasdaq Global Select Market. If our common stock is delisted for any reason, it could reduce the value of our common stock and its liquidity.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, including pursuant to the terms of the Share Purchase Agreement with the former Creabilis shareholders, our common stockholders would experience additional dilution and, as a result, our stock price may decline. For instance, upon our commencement of the first Phase 3 clinical trial with SNA-120, we will become obligated to issue $18.0 million in shares of our common stock, less certain offsets if applicable, to the former Creabilis shareholders.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Based on the number of shares outstanding as of June 30, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 43.49% of our voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Unregistered Sales of Equity Securities

Information relating to the issuance of warrants to purchase shares of our common stock in January 2019 was included in our Current Report on Form 8-K (File No. 001-38155) filed with the U.S. Securities and Exchange Commission, or SEC, on January 30, 2019, and is accordingly omitted. No other equity securities of the Company that were not registered under the Securities Act were sold during the six months ended June 30, 2019.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 2.05 – Costs Associated with Exit or Disposal Activities,” of Form 8-K.

Review of Strategic Alternatives and Corporate Restructuring

On August 5, 2019, we announced that we retained Cowen and Company, LLC (“Cowen”) as an independent financial advisor to assist in exploring financial and strategic alternatives designed to maximize shareholder value. With Cowen’s assistance, we will continue to explore capital raising to enable the initiation of our planned Phase 3 pivotal clinical trials for SNA-120, in addition to exploring a wide range of financial and strategic alternatives. We may be unable to identify or execute such financial or strategic alternatives, and, even if executed, such financial or strategic alternatives may not enhance stockholder value or our financial position. We do not intend to initiate our planned Phase 3 clinical trials of SNA-120 until we secure sufficient additional capital.

ITEM 6.	EXHIBITS

Exhibit Number		Incorporated by Reference			Filed
	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended.	8-K	8-1-2017	3.1

3.2	Amended and Restated Bylaws.	8-K	8-1-2017	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	7-17-2017	4.2

10.1#	Non-Employee Director Compensation Program, as amended and restated effective May 30, 2019.				X

31.1	Certification of Chief Executive Officer of Sienna Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer of Sienna Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#	Indicates management contract or compensatory plan.
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

Sienna Biopharmaceuticals, Inc.

Date: August 8, 2019	By:	/s/ Alexander Azoy
Alexander Azoy Chief Financial Officer (Principal Financial Officer)