Form 10-Q
period 2019-09-30
Sienna Biopharmaceuticals, Inc.
filed 2019-11-12
CIK 1656328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 7, 2019, there were 30,907,542 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Sienna Biopharmaceuticals, Inc.

(Debtor-In-Possession)

Form 10-Q For The Quarter Ended September 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Sienna Biopharmaceuticals, Inc.

(Debtor-In-Possession)

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,332	$48,526
Restricted cash	213	181
Prepaid expenses and other current assets	8,186	1,705

Total current assets	19,731	50,412
Property and equipment, net	180	311
Operating lease right-of-use asset	81	—
In-process research and development	23,500	45,594
Goodwill	—	10,989

Total assets	$43,492	$107,306

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$187	$2,792
Accrued personnel costs	164	3,057
Other accrued expenses	941	5,000
Contingent consideration, current portion	—	13,500

Total current liabilities	1,292	24,349
Contingent consideration—net of current portion	—	15,700
Long-term debt, net	—	30,125
Deferred tax liability	5,358	10,503
Other long-term liabilities	—	48

Total liabilities not subject to compromise	6,650	80,725
Liabilities subject to compromise	13,741	—
Total liabilities	20,391	80,725
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized, no shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.0001 par value, 300,000 shares authorized, 30,908 and 21,177 shares issued and 30,765 and 20,870 outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	209,818	182,750
Accumulated other comprehensive income	1,303	3,199
Accumulated deficit	(188,020)	(159,368)

Total stockholders’ equity	23,101	26,581

Total liabilities and stockholders’ equity	$43,492	$107,306

See accompanying notes.

Sienna Biopharmaceuticals, Inc.

(Debtor-In-Possession)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$3,820	$12,146	$15,997	$40,819
General and administrative	5,021	5,138	12,110	14,310
(Gain) loss on remeasurement of contingent consideration	(33,500)	(700)	(29,200)	1,600
Impairment of goodwill and in-process research and development	30,695	—	30,695	—

Total operating expenses	6,036	16,584	29,602	56,729

Loss from operations	(6,036)	(16,584)	(29,602)	(56,729)
Reorganization items	(2,003)	—	(2,003)	—
Other income (expense), net	(549)	(210)	(1,629)	2,593

Net loss before income taxes	(8,588)	(16,794)	(33,234)	(54,136)
Income tax benefit	4,618	—	4,618	—

Net loss	$(3,970)	$(16,794)	$(28,616)	$(54,136)

Other comprehensive income (loss):
Cumulative translation adjustment	(1,469)	(396)	(1,896)	(1,515)

Comprehensive loss	$(5,439)	$(17,190)	$(30,512)	$(55,651)

Per share information:
Net loss, basic and diluted	$(0.13)	$(0.82)	$(1.00)	$(2.66)

Weighted average shares outstanding, basic and diluted	30,726	20,473	28,584	20,331

See accompanying notes.

Sienna Biopharmaceuticals, Inc.

(Debtor-In-Possession)

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Par Value
Balance at December 31, 2018	20,870	$—	$182,750	$3,199	$(159,368)	$26,581
Cumulative effect of adoption of ASU 2016-02	—	—	—	—	(36)	(36)
Vesting of early exercised shares	55	—	56	—	—	56
Stock-based compensation expense	—	—	1,533	—	—	1,533
Issuance of shares of common stock, net of issuance cost of $1,555 pursuant to the follow on offering	9,200	—	21,445	—	—	21,445
Issuance of warrants to purchase common stock	—	—	1,105	—	—	1,105
Repurchase of early exercised shares	(1)	—	(3)	—	—	(3)
Foreign currency translation adjustments	—	—	—	(1,013)	—	(1,013)
Net loss	—	—	—	—	(16,382)	(16,382)

Balance at March 31, 2019	30,124	$—	$206,886	$2,186	$(175,786)	$33,286
Vesting of early exercised shares	54	—	52	—	—	52
Stock-based compensation expense	—	—	871	—	—	871
Issuance of shares of common stock, net of issuance cost of $159 pursuant to the ATM Offering Program	329	—	425	—	—	425
Shares issued pursuant to the employee stock purchase plan	27	—	27	—	—	27
Foreign currency translation adjustments	—	—	—	586	—	586
Net loss	—	—	—	—	(8,264)	(8,264)

Balance at June 30, 2019	30,534	$—	$208,261	$2,772	$(184,050)	$26,983
Vesting of early exercised shares	56	—	150	—	—	150
Stock-based compensation expense	—	—	1,407	—	—	1,407
Vesting of restricted stock units	175
Foreign currency translation adjustments	—	—	—	(1,469)	—	(1,469)
Net loss	—	—	—	—	(3,970)	(3,970)

Balance at September 30, 2019	30,765	$—	$209,818	$1,303	$(188,020)	$23,101

See accompanying notes

Sienna Biopharmaceuticals, Inc.

(Debtor-In-Possession)

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Par Value
Balance at December 31, 2017	20,194	$—	$171,726	$5,370	$(85,897)	$91,199
Vesting of early exercised shares	60	—	70	—	—	70
Stock-based compensation expense	—	—	901	—	—	901
Repurchase of early exercised shares	(8)	—	(18)	—	—	(18)
Foreign currency translation adjustments	—	—	—	1,374	—	1,374
Net loss	—	—	—	—	(17,103)	(17,103)

Balance at March 31, 2018	20,246	$—	$172,679	$6,744	$(103,000)	$76,423
Vesting of early exercised shares	52	—	54	—	—	54
Stock-based compensation expense	—	—	995	—	—	995
Issuance of common stock in connection with exercise of stock options	37	—	407	—	—	407
Shares issued pursuant to the employee stock purchase plan	30	—	388	—	—	388
Foreign currency translation adjustments	—	—	—	(2,494)	—	(2,494)
Net loss	—	—	—	—	(20,239)	(20,239)

Balance at June 30, 2018	20,365	$—	$174,523	$4,250	$(123,239)	$55,534
Vesting of early exercised shares	51	—	53	—	—	53
Stock-based compensation expense	—	—	1,495	—	—	1,495
Issuance of shares of common stock, net of issuance cost of $0.6 million pursuant to the ATM Offering Program	340	—	5,037	—	—	5,037
Foreign currency translation adjustments	—	—	—	(395)	—	(395)
Net loss	—	—	—	—	(16,794)	(16,794)

Balance at September 30, 2018	20,756	$—	$181,108	$3,855	$(140,033)	$44,930

See accompanying notes

Sienna Biopharmaceuticals, Inc.

(Debtor-In-Possession)

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(28,616)	$(54,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	112	117
Amortization of debt discount and issuance costs	671	130
Stock-based compensation	3,810	3,391
Fair value adjustment of success payment liability	(3)	(2,597)
Fair value adjustment of contingent consideration	(29,200)	1,600
Non-cash interest expense	270	330
Non-cash income tax benefit	(4,618)	—
Loss on disposal of property and equipment	23	3
Impairment of in-process research and development	20,040	—
Impairment of goodwill	10,655	—
Impairment of operating lease – right-of-use asset	13	—
Write-off of prior debt issuance costs	325	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(6,486)	(210)
Accounts payable and other accrued liabilities	(6,026)	5,278

Net cash used in operating activities	(39,030)	(46,094)
Investing activities
Investment in property and equipment	(4)	(33)

Net cash used in investing activities	(4)	(33)
Financing activities
Proceeds from issuance of common stock, net of issuance costs, early exercise liability and repurchase of unvested early exercise stock options	21,867	5,426
Net proceeds from issuance of long-term debt (payment of debt financing costs)	(16)	29,853
Repayment of long-term debt	(20,000)	—
Proceeds from issuance of common stock upon ESPP purchase	27	388

Net cash provided by financing activities	1,878	35,667

Effect of exchange rate changes on cash	(6)	(32)
Net decrease in cash, cash equivalents and restricted cash	(37,162)	(10,492)
Cash, cash equivalents and restricted cash at beginning of period	48,707	74,648

Cash, cash equivalents and restricted cash at end of period	$11,545	$64,156

Supplemental Disclosure of Cash Flow Information:
Right-of-use asset obtained in exchange for lease liability	$175	$—
Warrants issued	$1,105	$—

See accompanying notes.

Sienna Biopharmaceuticals, Inc.

(Debtor-In-Possession)

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

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

Recent Developments and Chapter 11 Proceeding

On August 5, 2019, the Company announced that it had retained Cowen and Company, LLC (“Cowen”) as an independent financial advisor to assist in exploring financial and strategic alternatives designed to maximize shareholder value.

On September 13, 2019, the Company implemented a second corporate restructuring resulting in a reduction in force to reduce operational costs and preserve capital. The restructuring resulted in an immediate elimination of 7 positions. The Company incurred a one-time employee benefits and severance charge of approximately $1.1 million in the third quarter of 2019, in connection with the restructuring.

On September 16, 2019 (the “Petition Date”), the Company (the “Debtor”) filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The case is being administered under the caption “In re: SIENNA BIOPHARMACEUTICALS, INC.” (the “Chapter 11 Proceeding”). The Company intends to continue to manage and operate its business and assets as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Company’s foreign subsidiaries (the “Non-Filing Entities”) did not file for Chapter 11 in the United States or for reorganization or insolvency proceedings in the foreign jurisdictions.

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Proceeding automatically stayed most actions against the Debtor, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtor’s property. Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtor’s Chapter 11 petition also automatically stayed the filing of other actions against or on behalf of the Debtor or its property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtor’s bankruptcy estates, unless the Bankruptcy Court modifies or lifts the automatic stay as to any such claim.

On the Petition Date, the Debtor filed a number of motions with the Bankruptcy Court generally designed to stabilize the Company’s operations and facilitate the transition into Chapter 11, which the Bankruptcy Court approved on an interim basis. Certain of these motions seek authority from the Bankruptcy Court for the Debtor to make payments upon, or otherwise honor, certain obligations that arose prior to the Petition Date, including obligations related to employee wages, salaries and benefits, and taxes. The Bankruptcy Court granted substantially all of the relief requested in these motions on a final basis at a hearing held on October 15, 2019.

For the duration of the Chapter 11 Proceeding, the Company’s operations and its ability to develop and execute its business plan are subject to risks and uncertainties associated with the Chapter 11 Proceeding. As a result of these risks and uncertainties, the Company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Proceeding, and the description of its operations, properties and capital plans included in these consolidated financial statements may not accurately reflect its operations, properties and capital plans following the Chapter 11 Proceeding.

As previously disclosed, on August 9, 2019, the Company received a notification from The Nasdaq Stock Market (“Nasdaq”) that for the previous 30 consecutive business days, the closing bid price of the Company’s common stock was below $1.00 per share, which is the minimum required closing bid price for continued listing on the Nasdaq Global Select Market pursuant to Listing Rule 5450(a)(1). On September 17, 2019, the Company received a letter (the “Nasdaq Letter”) from the staff of the Nasdaq Listing Qualifications Department (the “Staff”) notifying the Company that, as a result of the Chapter 11 Proceeding and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, the Staff had provided notification to the Company that the Company’s common stock (the “Common Stock”) would be delisted from Nasdaq unless the Company requested an appeal of the Staff’s determination by September 24, 2019. The Company subsequently appealed the Staff’s determination and a hearing was held in front of a Nasdaq Hearing Panel (the “Panel”) on October 17, 2019. As of November 11, 2019, the Panel had not rendered a decision and the Company’s common stock continues to trade on the Nasdaq.

For periods subsequent to the Petition Date, the Company will apply the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations”, in preparing its consolidated financial statements. ASC 852 requires that financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings have been recorded in Reorganization items in the unaudited condensed consolidated statement of operations. In addition, the unaudited condensed consolidated balance sheet has distinguished pre-petition liabilities subject to compromise from those that are not and post-petition liabilities. Obligations that may be impacted by the bankruptcy reorganization process have been classified as liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. Where there is uncertainty about whether a secured claim will be paid or impaired pursuant to the Chapter 11 Proceeding, the Company has classified the entire amount of the claim as a liability subject to compromise.

Sale Process

The Company is pursuing a variety of strategic transactions, including potentially a sale of all or substantially all of its assets. In connection with the Chapter 11 Proceeding, on October 22, 2019, the Company filed a motion seeking authority from the Bankruptcy Court to sell up to substantially all of its assets and approval of procedures in connection therewith (the “Bidding Procedures and Sale Motion”). The Bankruptcy Court has scheduled hearings on the Bidding Procedures and Sale Motion for November 12, 2019 in connection with the approval of the bidding procedures and on December 10, 2019 in connection with the approval of any sale. If the Company is unable to find a viable strategic partner or is otherwise unable to consummate a strategic transaction, or confirm a Chapter 11 plan of reorganization or liquidation, it could be forced to liquidate under Chapter 7 of the Bankruptcy Code.

SVB Loan Agreement

The Company is party to the Loan and Security Agreement, dated as of June 29, 2018, as amended on January 28, 2019 (the “SVB Loan Agreement”), with Silicon Valley Bank (“SVB”). See Note 8 “SVB Loan Agreement”. The filing of the Chapter 11 Proceeding is an “Event of Default” under the SVB Loan Agreement. The occurrence of an Event of Default in connection with a voluntary bankruptcy proceeding under the SVB Loan Agreement automatically triggers the unpaid principal amount of all outstanding loans, all interest accrued and unpaid thereon and certain fees to become immediately due and payable, and SVB may seek relief from the Bankruptcy Court in connection with its rights.

On September 16, 2019, prior to filing the Chapter 11 Proceeding, and as a condition to SVB’s consent to the Company’s use of cash collateral to fund its operations during the Chapter 11 Proceeding, the Company made a payment to SVB in the amount of $21.3 million, which included $20.0 million of principal plus the 6.5% final payment fee of $1.3 million under the SVB Loan Agreement, and excluded the prepayment fee which SVB agreed to waive. The remaining aggregate principal balance outstanding under the SVB Loan Agreement is $10.0 million. See Note 8 “SVB Loan Agreement”.

Executive Compensation Plans

On September 11, 2019, the Board of Directors of the Company approved a management retention plan (the “MRP”) and key employee incentive bonus plan (the “KEIP”). The MRP and the KEIP are designed to retain senior executives through the completion of the Chapter 11 Proceeding and a potential asset sale and/or exit investment. The KEIP provides for a tiered one-time bonus for each of the Executive Officers in the event the Company consummates either (a) the sale of all or substantially all of its assets over a minimum aggregate level of proceeds (an “Asset Sale”) or (b) an exit investment in which a party sponsors a Chapter 11 reorganization and invests over a minimum level of funds in the Company (an “Exit Investment”), and such officer is employed by the Company on such date. Subject to the terms of the Bankruptcy Court’s order approving the KEIP, the amount of the one-time bonus ranges from 25% to 62.5% of such officer’s annual compensation in the event of an Asset Sale and, in the event of an Exit Investment, the Executive officers are entitled to a one-time bonus equal to 62.5% of such officer’s annual compensation; provided, that in the event of an Asset Sale or Exit Investment with proceeds to the Company greater than a specified level, such officers are eligible to receive a pro-rata portion of 2.5% of the proceeds above such level. The MRP provides for a retention bonus for each of the Executive Officers, the amount of which ranges from 33% to 50% of such officer’s annual compensation. The retention bonuses under the MRP are earned in four installments subject to the officer being employed with the Company on such date: 25% on September 13, 2019; 25% on the 45th day following Petition Date, 25% on the 90th day following the Petition Date; and 25% on the earlier of the closing of a sale of all or substantially all of the Company’s assets or the effective date of the Chapter 11 plan.

2. Liquidity Risks and Going Concern

The Company has experienced losses and negative cash flows for a number of years and continued to incur operating losses in the first nine months of 2019, and funded cash used in operating activities with cash from investing and financing activities. On September 16, 2019 the Company commenced the Chapter 11 Proceeding to provide for an orderly restructuring and sale process and pursue financial and strategic alternatives.

The filing of the Chapter 11 Proceeding raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. The Company’s ability to continue as a going concern is contingent upon its ability to continue to manage and operate its business and assets as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court, and to successfully develop and, subject to the Bankruptcy Court’s approval, implement a plan of reorganization or sale process, among other factors. In the event the Company sells all or substantially all of its assets in a sale process, or otherwise is unable to obtain funding for its continued operations, the Company may liquidate either under Chapter 11 or Chapter 7 of the Bankruptcy Code.

Furthermore, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtor-in-possession under Chapter 11, the Debtor may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business and subject to the applicable orders of the Bankruptcy Court, for amounts other than those reflected in the accompanying unaudited condensed consolidated financial statements. Any such actions occurring during the Chapter 11 Proceeding confirmed by the Bankruptcy Court could materially impact the amounts and classifications of assets and liabilities reported in the interim unaudited condensed consolidated financial statements.

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

Unaudited Condensed Consolidated Financial Statements

The accompanying financial information for the three and nine months ended September 30, 2019 and 2018 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2019 and its results of operations for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other period(s).

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Sienna Biopharmaceuticals, Inc. and results of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. For the three and nine months ended September 30, 2019 and 2018, the subsidiaries’ net loss included in the Company’s consolidated statement of operations was $19.0 million and $19.7 million, and $0.5 million and $2.9 million, respectively.

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

Cash and Cash Equivalents

The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, and obligations issued by U.S. government and U.S. government agencies, and places restrictions on maturities and concentration by type and issuer. The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of September 30, 2019, cash and cash equivalents are comprised of funds in cash and U.S. Treasury money market funds. From time to time, the Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation. The accounts are monitored by management to mitigate the risk.

Restricted Cash

The Company classifies cash balances that are legally restricted pursuant to contractual arrangements as restricted cash. At September 30, 2019 and December 31, 2018, the Company held $0.2 million and $0.2 million of restricted cash related to cash collateralized standby letters of credit in connection with obligations under the facility lease and secured collateral for its corporate credit cards.

Fair Value Measurements

The Company’s financial instruments, in addition to those presented in Note 7, “Fair Value Measurements”, include restricted cash, accounts payable, accrued liabilities and the SVB Loan Agreement financing. The carrying amount of restricted cash, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments. Further, due to the short term maturity of the SVB Loan Agreement, the Company believes the carrying amount of the loan approximates its fair value. At September 30, 2019, the carrying amount of the loan is included in liabilities subject to compromise in the condensed consolidated balance sheet.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets which range from three to five years. Maintenance and repairs are expensed as incurred. The Company reviews the carrying values of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no material impairments recognized during the nine months ended September 30, 2019 and the year ended December 31, 2018.

In-process Research and Development and Goodwill

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date (which is regarded as their cost). Intangible assets related to acquired in-process research and development are treated as indefinite lived intangible assets and are not amortized until they become definite lived assets upon regulatory approval. At that time, the Company will determine the useful life of the asset and begin amortization. Indefinite lived intangible assets are reviewed for impairment at least annually or if indicators of potential impairment exist. To the extent such assets are foreign denominated, they are subject to translation.

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

Clinical Trial Accruals

As part of the process of preparing its consolidated financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company’s objective is to reflect the appropriate trial expenses in its consolidated financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its rate of clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date in its consolidated financial statements based on the facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. Through September 30, 2019, there have been no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials. The Company’s clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Other accrued expenses include accrued clinical trial costs of $0.6 million and $2.3 million as of September 30, 2019 and December 31, 2018, respectively. Prepaid clinical trial expenses were immaterial as of September 30, 2019 and December 31, 2018.

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, excluding the effects of converting warrants, stock options and unvested restricted stock outstanding. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effects of warrants, stock options and unvested restricted stock outstanding during the period calculated in accordance with the treasury stock method but are excluded if their impact is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between the weighted average number of shares used to calculate basic and diluted net loss per common share for the three and nine months ended September 30, 2019 and 2018. Shares excluded from the calculation were 3.5 million and 2.6 million at September 30, 2019 and 2018, respectively.

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

Other Comprehensive Income (Loss)

Included in other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018 are unrealized foreign currency translation losses of $1.4 million and $1.9 million, and $0.4 million and $1.5 million, respectively. This is the Company’s only component of other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018.

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

4. Contingent Consideration

In December 2016, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) to acquire the entire issued share capital of Creabilis. Pursuant to the acquisition of Creabilis, the Company obtained SNA-120, SNA-125 and the related intellectual property. SNA-120 is a first-in-class inhibitor of Tropomyosin receptor kinase A (TrkA) for the treatment of psoriasis, as well as the associated pruritus. SNA-125 is a topical dual Janus kinase 3 (JAK3)/TrkA inhibitor being developed for the treatment of various inflammatory conditions, including atopic dermatitis, psoriasis and the associated pruritus.

Upon closing, Creabilis became a direct wholly-owned subsidiary. As part of the terms of the acquisition, the Company agreed to make contingent payments up to an aggregate of $58.0 million in a combination of cash and stock upon the achievement of certain development and approval milestones, of which $5.0 million has been previously satisfied. Pursuant to the Purchase Agreement, upon the Company’s commencement of the first Phase 3 clinical trial of SNA-120, the Company will become obligated to issue $18.0 million in shares of common stock, less certain offsets if applicable, to the former Creabilis shareholders. In addition, under the Purchase Agreement, the Company is obligated to make certain contingent payments up to an aggregate of $80.0 million in cash upon the achievement of certain annual net sales thresholds and one-time royalties of less than 1% of the amount by which annual net sales exceeds each threshold in the year such threshold is achieved.

The agreement to pay the future milestones and potential one-time royalties resulted in the recognition of a contingent consideration liability, which was recognized at the inception of the transaction. Other than these payments, subsequent changes to the estimated amounts of contingent consideration to be paid are recognized in the consolidated statement of operations in general and administrative expense. While operating as a debtor-in-possession, certain claims against the Company in existence before the Petition Date are stayed while the Company continues business operations as a debtor-in-possession. Additional claims may subsequently arise for contingencies and other disputed amounts. The satisfaction of liabilities and contingent claims following the Petition Date are subject to uncertainty and claims against the Company may be subject to disallowance or discharge under applicable provisions of the Bankruptcy Code. The fair value of the contingent consideration is determined using preliminary cash flow projections, based on estimated timing and probabilities around the achievement of certain development, approval and sales milestones, expected product sales and other assumptions. Given the uncertainties regarding the achievement of those milestones, cash flows and the likelihood of payment of the contingent claims as a result of, among other factors, the Company’s filing under Chapter 11, the fair value of the contingent consideration at September 30, 2019 was determined to be $0. At December 31, 2018 the fair value was $29.2 million. The fair value of the contingent consideration at year end was determined with assistance from a third-party valuation firm applying the income approach, using several significant unobservable inputs as discussed in Note 7, “Fair Value Measurements”. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance.

5. Identifiable Intangible Assets and Goodwill

In-Process Research and Development

The Company’s identifiable intangible assets were in-process research and development related to SNA-120 and SNA-125, which were recorded at an initial value of $42.3 million as a result of the Company’s acquisition of Creabilis. The Company used the income approach to determine the fair value of the in-process research and development assets. This approach calculated fair value by estimating future cash flows attributable to the assets using several unobservable inputs, such as future revenues and expenses, time and resources needed to complete development and probabilities of obtaining market approval, and then discounting these cash flows to a present value using a risk-adjusted discount rate commensurate with the Company’s cost of capital and expectation of the revenue growth for products at their life cycle stage. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance. See Note 7, “Fair Value Measurements”.

Identifiable intangible assets are initially measured at their respective fair values and will not be amortized until commercialization. If commercialization occurs, intangible assets will be amortized over their estimated useful lives. In-process research and development assets were initially recognized at their fair value as determined on the date of acquisition of December 6, 2016 and are reviewed for impairment at least annually or whenever changes in circumstances indicate a potential impairment, or upon regulatory approval resulting in the reclassification to a finite-lived intangible asset. See Note 1, “Organization and Description of Business”. The filing under Chapter 11 was an indicator that there might be a deterioration of the underlying assumptions, such as the risk-adjusted discount rate, used to determine the fair value of the IPR&D. In accordance with accounting standards governing the impairment or disposal of indefinite lived intangible assets, the Company performed an impairment test of its in-process research and development assets due to events and changes in circumstances during the three-month period ended September 30, 2019, that indicated an impairment might have occurred. As a result of impairment testing, the Company recorded impairment charges of $20.0 million for the three and nine-months ended September 30, 2019, which were recorded in the condensed consolidated statement of operations. See Note 7, “Fair Value Measurements”.

No impairment was recognized as of December 31, 2018. Changes in value as a result of translation adjustments for foreign denominated identifiable intangible assets are included in other comprehensive income in the consolidated balance sheets.

Goodwill

The recent decline in the Company’s market capitalization was determined to be a triggering event for potential goodwill impairment and accordingly, the Company performed the goodwill impairment analysis for the third quarter ended September 30, 2019. In determining the fair value utilized in the goodwill impairment assessment, the Company considers qualitative factors such as changes in strategy, cash flows, the regulatory environment, overall market conditions, as well as the market capitalization of the Company’s publicly traded common stock. The Company operates as a single reporting unit and estimates the fair value of its single reporting unit using the Company’s market capitalization plus an estimated control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the market price of the Company’s common stock. As a result of the impairment assessment during the three months ended September 30, 2019, the Company recorded an impairment charge to write off the entire balance of the goodwill of $10.7 million. The impairment charge was recorded in the consolidated statement of operations and comprehensive loss. There was no impairment of goodwill for the year ended December 31, 2018.

6. Property and Equipment

Property and equipment consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	Estimated Useful Life (in years)	September 30, 2019	December 31, 2018
Lab equipment	5	$218	$307
Computer hardware	3	111	142
Capital lease equipment	3	—	46
Furniture and fixtures	5	87	87
Software	3	9	9
Leasehold improvements		105	105

Total		530	696
Less accumulated depreciation		(350)	(385)

Property and equipment, net		$180	$311

Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the related asset. Depreciation expense was $35,000 and $0.1 million for the three and nine months ended September 30, 2019, and $39,000 and $0.1 million for the three and nine months ended September 30, 2018, respectively.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$11,332	$—	$—

Total	$11,332	$—	$—

Liabilities:
Contingent consideration	$—	$—	$—

Total	$—	$—	$—

	December 31, 2018
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$48,526	$—	$—

Total	$48,526	$—	$—

Liabilities:
Contingent consideration	$—	$—	$29,200

Total	$—	$—	$29,200

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Contingent Consideration
Balance at December 31, 2018	$29,200
Change in fair value due to remeasurement	(29,200)

Balance at September 30, 2019	$—

Cash equivalents

At September 30, 2019, the Company’s cash equivalents are comprised of U.S. Treasury money market funds whose value is based upon quoted market prices in active markets for identical assets or liabilities with no adjustments applied. Accordingly, these investments are classified as Level 1 of the fair value measurements and disclosure guidance.

Intangible assets

In connection with the acquisition of Creabilis, the Company acquired intangible in-process research and development assets which were recorded at fair value based on significant unobservable (Level 3) inputs. The fair value of in-process research and development (“IPR&D”) assets was determined with assistance from an independent third-party valuation firm applying the income approach. This approach calculates fair value by estimating future cash flows attributable to the IPR&D assets using several significant unobservable inputs, including a risk adjusted discount rate commensurate with the perceived risk of the IPR&D assets of 20.5%, projected future revenues and expenses based on the cumulative probabilities of multiple scenarios with individual probabilities ranging from 0.1% to 22.5%, and estimates of the timing of the achievement of the various product development, regulatory approval and sales milestones. These intangible assets are not measured at fair value on a recurring basis but are subject to fair value measurement as part of the related impairment test.

As discussed in Note 5, “Identifiable Intangible Assets and Goodwill”, we performed an impairment test of our intangible assets during the three-month period ended September 30, 2019. The fair value of IPR&D assets was determined with assistance from an independent third-party valuation firm applying the income approach using several significant unobservable inputs, including a risk adjusted discount rate commensurate with the perceived risk of the IPR&D assets of 39.6%, projected future revenues and expenses based on the cumulative probabilities of successful achievement, ranging from 11% to 54%.

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

The fair value of the contingent consideration was determined with assistance from an independent third-party valuation firm applying the income approach. This approach calculated fair value by estimating future cash flows attributable to the related IPR&D assets using several significant unobservable inputs, including risk adjusted discount rates and estimates of the probabilities and timing of the achievement of the various product development, regulatory approval and sales milestones. Significant increases or decreases in any of the probabilities of success and other inputs, such as the timing of achievement of any of the milestones, would result in a significantly higher or lower fair value measurement, respectively. Changes in the fair values of the contingent consideration obligations are recorded in general and administrative expense in the condensed consolidated statement of operations.

The change in value during the three and nine months ended September 30, 2019 was a decrease of $33.5 million and $29.2 million, respectively. These changes were related to the uncertainties regarding the achievement of milestones, cash flows and the likelihood of payment of the contingent claims as a result of, among other factors, the Company’s filling under Chapter 11. The change in value during the three and nine months ended September 30, 2018 was a decrease of $0.7 million and an increase of $1.6 million, respectively. The changes were primarily related to the passage of time, changes in probabilities of success, and progress toward milestone dates as well as changes in external market factors.

There were no transfers of assets or liabilities between the fair value measurement levels during the nine months ended September 30, 2019 or the year ended December 31, 2018.

8. SVB Loan Agreement

On June 29, 2018 the Company entered into the Loan and Security Agreement with SVB. Under the SVB Loan and Security Agreement, SVB initially provided the Company with access to term loans in an aggregate principal amount of up to $40.0 million. The first credit extension, of a principal amount of $30.0 million, was funded on June 29, 2018, and is repayable in monthly installments until July 1, 2023, including an initial interest-only period through July 31, 2020. On January 28, 2019, the Company entered into an amendment to the loan and security agreement (as amended, the “SVB Loan Agreement”). Under the amended SVB Loan Agreement, the Company’s total access to term loans was $30.0 million. The outstanding principal balance may be prepaid in whole but not in part, subject to a prepayment fee ranging from 1.0% to 2.0% of any amount prepaid, depending upon when the prepayment occurs. The terms also included a final payment fee equal to 6.50% of the total term loans advanced, due upon the earliest of maturity, acceleration, prepayment or termination of the SVB Loan Agreement.

On September 16, 2019, prior to filing the Chapter 11 Proceeding, and as a condition to SVB’s consent to the Company’s use of cash collateral to fund its operations during the Chapter 11 Proceeding, the Company made a payment to SVB in the amount of $21.3 million, which included $20.0 million of principal plus the 6.5% final payment fee of $1.3 million under the SVB Loan Agreement, and excluded the applicable prepayment fee which SVB agreed to waive. The final fee payment was being recognized over the life of the term loan through interest expense using the effective interest method, and to the extent it was unamortized, was recognized as interest expense in the condensed consolidated statement of operations. The remaining aggregate principal balance outstanding under the SVB Loan Agreement is $10.0 million.

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

As noted herein, the Company’s secured lender, SVB, has consented to the use of cash collateral in the Chapter 11 Proceeding in accordance with applicable orders of the Bankruptcy Court. Under the Bankruptcy Court’s orders authorizing use of SVB’s cash collateral, among other rights and protections, SVB has also been granted certain adequate protection super-priority claims and liens on substantially all of the Company’s assets, including the Company’s intellectual property. Further, the Bankruptcy Court’s orders authorizing use of cash collateral include various sale and Chapter 11 plan related milestones, which include, among other things, that in connection with a sale, a sale of all or substantially all assets must be approved on or before December 10, 2019 and such a transaction is required to close on or before December 13, 2019. These milestones may be modified with the consent of SVB or further order of the Bankruptcy Court, but failure to meet the applicable milestones (among other things) could result in termination of the Company’s ability to use cash collateral.

The filing of the Chapter 11 Proceeding is an “Event of Default” under the SVB Loan Agreement. The occurrence of an Event of Default in connection with a voluntary bankruptcy proceeding under the SVB Loan Agreement automatically triggers the unpaid principal amount of all outstanding loans, all interest accrued and unpaid thereon and certain fees to become immediately due and payable, and SVB may seek relief from the Bankruptcy Court in connection with its rights. Immediately upon the occurrence and during the continuance of an Event of Default, the SVB Loan Agreement provides that the term loan shall bear interest at a rate per annum which is 3.00% above the rate that is otherwise applicable.

As of September 30, 2019, the Company wrote off $1.6 million of prior debt issuance costs including the unamortized portion of debt discount related to warrants issued in connection with prior amendment to the SVB Loan Agreement. The write-offs are included within reorganization items in the condensed consolidated statements of operations. See Note 14 “Liabilities Subject to Compromise” for further details.

Interest expense relating to the term loan for the three and nine months ended September 30, 2019 was $0.9 million and $2.5 million, respectively. Interest expense relating to the term loan for the three and nine months ended September 30, 2018 was $0.7 million. Interest expense is calculated using the effective interest method, and was inclusive of non-cash amortization of capitalized loan costs for periods prior to the Chapter 11 filing. At September 30, 2019, the effective interest rate was 37.46%.

Future principal payments for the SVB loan agreement are as follows (in thousands):

September 30, 2019
2019	$10,000

Total principal payments	10,000
Final fee due at maturity in 2019	650

Total principal and final fee payments	$10,650

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

When the Company commenced the Chapter 11 Proceeding on September 16, 2019, it concluded that it was no longer reasonably certain that it would exercise the three-year renewal option on Suite 140. At September 30, 2019, the Company remeasured the lease liability and related ROU asset, recording a reduction to each of $0.6 million to reflect the shortened lease term. The discount rate used to present value the lease payments was not material given the short term nature of the lease obligation and cash collateralized standby letters of credit in connection with the lease obligations.

As of September 30, 2019 the balance of the ROU asset was $0.1 million and the balance of the lease liability was $0.2 million, all of which is considered short-term and is included in other accrued expenses. Also included in other accrued expenses is a prepaid rent liability of $45,000 for the upfront payment received in connection with the sublease of Suite 215.

Total operating lease expense for the three and nine months ended September 30, 2019 was $0.1 million and $0.3 million, respectively. Total sublease income for the three and nine months ended September 30, 2019 was $27,000 and $63,000, respectively.

Supplemental cash flow information for the nine months ended September 30, 2019 related to operating leases is as follows (in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$322
Right-of-use assets obtained in exchange for lease liabilities – operating leases	$175

As of September 30, 2019, the maturities of the Company’s operating lease liabilities are as follows (in thousands):

2019 (remaining three months)	$109
2020	74
Total operating lease payments	183
Less: imputed interest	(4)

Total operating lease liabilities	$179

As of September 30, 2019, the weighted average remaining lease term for the company’s operating leases was 0.4 years.

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

Upon their issuance, the success payments did not require any future service to be provided by the recipients and as such, the success payments were accounted for under accounting guidance for derivatives and hedging. Accordingly, the Company recorded an initial liability at fair value and remeasured the liability each reporting period, with changes being recognized in the consolidated statement of operations in other income and expense. The fair value of the success payments liability was estimated based on a third-party valuation using a model which simulates the future movement of stock prices based on several key variables. As of September 30, 2019 and December 31, 2018, the success payment liability was immaterial. During the three and nine months ended September 30, 2018, the Company recorded other income of $0.2 million and $2.6 million, respectively, due to remeasurement of the liability.

Indemnifications

The Company has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to certain limits, while the directors and executive officers are serving at the Company’s request in such capacities. There have been no claims to date and the Company did not accrue any liabilities related to these agreements as of September 30, 2019 and December 31, 2018.

Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business, including those set forth in Part II, Item 1 “Legal Proceedings”. As of September 30, 2019, there are no matters where there is at least a reasonable possibility that a material loss has been or will be incurred.

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

Stock Purchase Rights

In January 2016, in connection with his commencement of employment with the Company, the Company’s board of directors granted Dr. Beddingfield, the Company’s President and Chief Executive Officer, the right to purchase 553,652 shares of the Company’s common stock for a purchase price of $2.35 per share, which the board of directors determined was the fair market value on the date of grant. With respect to 454,912 shares subject to the stock purchase right, 25% of the shares vest on the first anniversary of the grant, and 1/48th of the shares vest monthly thereafter, subject to Dr. Beddingfield continuing to provide services to the Company through each such vesting date. With respect to 49,370 shares subject to the stock purchase right, 50% of the shares vest on the first date the volume-weighted average trading price of the Company’s common stock equals or exceeds $71.03 per share, and 1/24th of the shares vest monthly thereafter, subject to Dr. Beddingfield continuing to provide services to the Company through each such vesting date. With respect to the remaining 49,370 shares subject to the stock purchase right, 50% of the shares vest upon achievement of a milestone related to clinical development, and 1/24th of the shares vest monthly thereafter, subject to Dr. Beddingfield continuing to provide services to the Company through each such vesting date. On December 3, 2018, 50% of these shares vested as a result of achieving the clinical development milestone relating to the top-line results from the Phase 2b study of SNA-120 for the treatment of itch and psoriasis. The Company determined that the stock purchase rights effectively represented an option and the fair value of the option was $1.3 million which is being amortized as compensation expense over the performance period of the award with $0.1 million and $0.3 million recognized as compensation expense for the three and nine months ended September 30, 2019, respectively and $0.2 million and $0.4 million recognized as compensation expense for the three and nine months ended September 30, 2018, respectively.

In May 2016, Dr. Beddingfield exercised his stock purchase rights in full and purchased restricted stock that vests on the same schedule as the stock purchase rights. As of December 31, 2018, 0.4 million shares subject to the award had vested, and an additional 91,468 shares vested during the nine months ended September 30, 2019.

Success Payments

Todd Harris, a member of the Company’s board of directors, is a beneficiary of the Success Payments Agreement, as described in Note 9 “Commitments and Contingencies—Success Payment Liability” and will receive 25.22% of any related payouts.

11. Stockholders’ Equity

As of September 30, 2019, the authorized stock of the Company was 300.0 million shares of common stock, $0.0001 par value per share, and 10.0 million shares of preferred stock, $0.0001 par value per share.

Common Stock

Holders of common stock are entitled to one vote per share and, upon liquidation, dissolution, or winding up of the Company, are entitled to receive all assets available for distribution to stockholders. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

Shares of common stock reserved for future issuance are as follows (in thousands):

September 30, 2019
Common stock awards outstanding	2,403
Restricted stock units outstanding	919
Common stock awards available for grant under employee benefit plans	1,161
Common stock warrants outstanding	536

Total shares of common stock reserved for future issuance	5,019

Convertible Preferred Stock

As of September 30, 2019 and December 31, 2018, there was no convertible preferred stock outstanding.

ATM Offering Program

In August 2018, the Company entered into a sales agreement with Cowen pursuant to which the Company may sell from time to time, at its option, up to $75.0 million of the Company’s common stock through ATM Offering Program, under which Cowen will act as sales agent. The aggregate compensation payable to Cowen shall be 3% of the gross sales price of the common stock sold by Cowen pursuant to the Sales Agreement. During the year ended December 31, 2018, the Company issued 340,307 shares of its common stock through its ATM Offering Program and received net proceeds of approximately $5.0 million, after deducting commissions of $0.2 million and other offering expenses of $0.4 million. During the three months ended September 30, 2019, the Company did not issue any shares of its common stock under the ATM program. During the nine months ended September 30, 2019, the Company issued an additional 329,588 shares of its common stock and received net proceeds of approximately $0.4 million, after deducting commissions of $18,000 and other offering expenses of $0.1 million. Issuances through the ATM Offering Program have been suspended.

Stock Awards and Stock-Based Compensation

In July 2017, the Company’s board of directors approved the 2017 Incentive Award Plan, or the 2017 Plan, which became effective upon the completion of the Company’s initial public offering (“IPO”) on August 1, 2017. The 2017 Plan serves as the successor incentive award plan to the Company’s 2010 Equity Incentive Plan, or the 2010 Plan, and has 0.6 million shares of common stock available at September 30, 2019 for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock-based awards, plus shares of common stock that were reserved for issuance pursuant to future awards under the 2010 Plan at the time the 2017 Plan became effective, plus shares represented by awards outstanding under the 2010 Plan that are forfeited or lapse unexercised and which following the effective date of the 2017 Plan are not issued under the 2010 Plan. In addition, the 2017 Plan reserve increased on January 1, 2018 and 2019 and will increase further on each subsequent anniversary through 2027, by an amount equal to the lesser of (a) four percent of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (b) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 12.0 million shares of stock may be issued upon the exercise of incentive stock options.

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

In determining the fair value of stock options granted, the following weighted average assumptions were used in the Black-Scholes option-pricing model for awards granted for the nine months ended September 30, 2019 and the year ended December 31, 2018.

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Expected stock price volatility	69.91–78.63%	65.40–74.21%
Expected dividend yield	— %	— %
Expected term (in years)	1.3–5.6	5.0–6.1
Risk-free interest rate	1.52%–2.52%	2.55–3.06%

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

Option Repricing

On August 1, 2019, in order to retain and incentivize current employees, the Company’s Board of Directors approved a repricing of 1,854,462 stock options held by then current employees granted prior to August 1, 2019. The options had exercise prices between $2.32 and $20.53 per share, which were reduced to $0.71, the closing price of the Company’s common stock as of August 6, 2019. There were no modifications to the vesting schedules of the previously issued options. The total incremental expense relating to the repricing was $0.5 million. The repricing of the options was treated as a modification for accounting purposes and the incremental compensation expense of $0.2 million for vested stock options calculated using the Black-Scholes option-pricing model was recorded in the consolidated statement of operations and comprehensive loss for the quarter ending September 30, 2019. The $0.3 million balance of the incremental expense together with the unamortized expense on any unvested options will be amortized over the remaining vesting periods.

Stock Options

The table below summarizes the stock option activity for the nine months ended September 30, 2019:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	2,263	$12.42	$—
Granted	1,155	1.08
Exercised	—	—	—
Cancelled	(995)	10.10
Expired	(20)	16.90

Outstanding at September 30, 2019	2,403	$1.89	$—

Exercisable at September 30, 2019	1,740	$5.38	$—

Restricted Stock Units (RSUs)

The table below summarizes the RSU activity for the nine months ended September 30, 2019:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	—	$—
Granted	1,356	1.68
Vested	(175)	2.32
Cancelled	(262)	2.00

Unvested balance at September 30, 2019	919	$1.47

The Company did not grant any non-employee options to purchase shares of its common stock during the nine months ended September 30, 2019 and 2018.

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Research and development	$261	$368	$1,103	$1,099
General and administrative	1,146	1,127	2,707	2,292

	$1,407	$1,495	$3,810	$3,391

As of September 30, 2019, there was $7.3 million of unrecognized compensation expense related to unvested employee stock award agreements, which is expected to be recognized over a weighted-average period of approximately 2.25 years. For stock option awards subject to graded vesting, the Company recognizes compensation cost on a straight-line basis over the service period for the entire award.

The weighted-average grant date fair value of all stock options granted during the nine months ended September 30, 2019 was $0.48. The weighted-average remaining contractual life of options outstanding at September 30, 2019 is 8.2 years. The total fair value of the shares vested during the nine months ended September 30, 2019 was $4.7 million. Additionally, stock-based compensation expense includes $37,000, $0.1 million, $3,000 and $0.3 million related to non-employee option grants during the three and nine months ended September 30, 2019 and 2018, respectively.

Prior to its termination in connection with the effectiveness of the 2017 Plan, the 2010 Plan allowed the Company to grant to employees the right to exercise stock options in exchange for cash before the requisite service was provided (e.g., before the award is vested under its original terms); however, such arrangements permit the Company to subsequently repurchase such shares at the exercise price if the employee ceases to be a service provider. Such an exercise is not substantive for accounting purposes. Therefore, the payment received for the exercise price is recognized as an early exercise liability in the consolidated balance sheets and will be transferred to common stock and additional paid-in capital as such shares vest. As of September 30, 2019 and December 31, 2018, 142,638 and 307,504 unvested shares, respectively, were legally issued but are not considered outstanding for accounting purposes and are therefore excluded from basic and diluted net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. At September 30, 2019 the closing market price of the stock was significantly lower than the exercise price of these options, and the Company determined it would not exercise its right to repurchase these shares. For accounting purposes, the Company wrote off the remaining early exercise liability at September 30, 2019. The Company recorded an early exercise liability as of December 31, 2018, of $0.3 million, of which $0.2 million is included in other accrued expenses, and $0.1 million is included in other long-term liabilities in the condensed consolidated balance sheets.

Warrants

In January 2019, in connection with the amendment to the SVB Loan Agreement, the Company issued warrants to purchase an aggregate of 535,714 shares of the Company’s common stock at an exercise price of $2.80 per share. Based upon the characteristics and provisions of the warrants, they were classified as equity and recorded at their fair value as of the date of issuance of $1.1 million to additional paid-in capital, with no further adjustments to their valuation. The offset was reflected as $1.1 million of a debt discount upon issuance. The estimated fair value of the warrants was calculated using the Black-Scholes option-pricing model, using assumptions that are based on the individual characteristics of the warrants on the valuation date, as well as assumptions for expected volatility, expected life, yield and risk-free interest rate.

2017 Employee Stock Purchase Plan

The Company adopted the 2017 Employee Stock Purchase Plan, or the ESPP, which became effective upon the completion of the IPO on August 1, 2017. The ESPP is designed to allow the Company’s eligible employees to purchase shares of the Company’s common stock, at semi-annual intervals, with their accumulated payroll deductions. Under the ESPP, participants are offered the option to purchase shares of the Company’s common stock at a discount during a series of successive offering periods. The option purchase price will be the lower of 85% of the closing trading price per share of the Company’s common stock on the first trading date of an offering period in which a participant is enrolled or 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each offering period. The Company began the first offering period on December 31, 2017. In light of the Chapter 11 Proceeding, the Company is no longer continuing the ESPP.

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

The Company recognized $0.0 million and $0.1 million in compensation expense related to the ESPP for the three and nine months ended September 30, 2019, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, respectively. As of December 31, 2018, 67,508 shares of common stock were issued under the ESPP, and an additional 26,886 shares were issued during the nine months ended September 30, 2019.

12. Income Taxes

There is no provision for income taxes for the three and nine months ended September 30, 2019, as the Company has incurred operating losses since inception.

The Company has evaluated the available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized in the United States and certain foreign jurisdictions. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against substantially all deferred tax assets. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made. The Company has recorded a deferred tax liability related the acquisition of in-process research and development assets in a non-taxable transaction.

The first nine months of 2019 were positively impacted by the reversal of deferred taxes related to the impairment of acquired in-process research and development assets.

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

As of September 30, 2019, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal tax authority and U.S. state tax authority examinations for all years with the net operating loss and credit carryforwards.

13. Reorganization items

In accordance with ASC 852, the statement of operations shall portray the results of operations of the reporting entity while it is in Chapter 11. Expenses (including professional fees), realized gains and losses, and provisions for losses resulting from reorganization of the business shall be reported separately as reorganization items. Reorganization items represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Proceeding and consist of the following (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
Write-off of debt issuance costs on debt subject to compromise	$1,625	$1,625
Professional fees	378	378

Reorganization items	$2,003	$2,003

14. Liabilities Subject to Compromise

Liabilities subject to compromise represent liabilities incurred prior to the Chapter 11 filing that are unsecured or under-secured. These liabilities are reported at the estimated allowed claim amount, but are subject to adjustment through the Chapter 11 bankruptcy process and therefore have at least a possibility of not being repaid at the full claim amount. Furthermore, as the bankruptcy process continues, circumstances may arise that may change the classification of these liabilities to liabilities not subject to compromise or vice versa. Generally, actions to enforce or otherwise effect payment of pre-petition liabilities are stayed. Where there is uncertainty about whether a secured claim will be paid or impaired pursuant to the Chapter 11 Proceeding, the Company has classified the entire amount of the claim as a liability subject to compromise.

Liabilities subject to compromise consist of the following (in thousands):

September 30, 2019
Accounts payable	$1,640
Accrued personnel costs	280
Other accrued expenses	1,718
SVB loan agreement	10,103

Total liabilities subject to compromise	$13,741

15. Condensed Debtor-In-Possession Financial Information

The financial statements below represent the unaudited condensed financial statements of the Debtor, as of and for the nine months ended September 30, 2019, excluding the results of the Non-Filing Entities. Intercompany transactions among the Debtor and the Non-Filing Entities have not been eliminated in the Debtor’s financial statements.

Debtor’s Condensed Balance Sheet

(in thousands)

September 30, 2019
(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,933
Restricted cash	213
Prepaid expenses and other current assets	8,151

Total current assets	19,297
Property and equipment, net	178
Operating lease right-of-use asset	81
Investment in subsidiary	43,766

Total assets	$63,322

Liabilities
Current liabilities:
Accounts payable	$140
Accrued personnel costs	164
Other accrued expenses	416

Total current liabilities	720

Total liabilities not subject to compromise	720
Liabilities subject to compromise	13,741
Total liabilities	14,461
Total stockholders’ equity	48,861

Total liabilities and stockholders’ equity	$63,322

Debtor’s Condensed Statements of Operations and Comprehensive Loss

(in thousands)

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating expenses:
Research and development	$3,196	$14,758
General and administrative	4,692	11,659
Gain on remeasurement of contingent consideration	(33,500)	(29,200)
Impairment of in-process research and development	8,494	8,494

Total operating expenses	(17,118)	5,711

Income (loss) from operations	17,118	(5,711)
Reorganization items	(2,003)	(2,003)
Other income (expense), net	(681)	(1,762)

Net income (loss) before income taxes	14,434	(9,476)
Income tax benefit	1,986	1,986

Net income (loss)	$16,420	$(7,490)

Debtor’s Condensed Statement of Cash Flows

(in thousands)

Nine Months Ended September 30, 2019
Operating activities
Net loss	$(7,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	112
Amortization of debt discount and issuance costs	671
Stock-based compensation	3,810
Fair value adjustment of success payment liability	(3)
Fair value adjustment of contingent consideration	(29,200)
Non-cash interest expense	270
Non-cash income tax benefit	(1,986)
Loss on disposal of property and equipment	23
Impairment of in-process research and development	8,494
Impairment of operating lease – right-of-use asset	13
Write-off of prior debt issuance costs	325
Changes in assets and liabilities:
Prepaid expenses and other current assets	(6,685)
Accounts payable and other accrued liabilities	(5,897)

Net cash used in operating activities	(37,543)
Investing activities
Investment in property and equipment	(4)
Investment in subsidiary	(1,785)

Net cash used in investing activities	(1,789)
Financing activities
Proceeds from issuance of common stock, net of issuance costs, early exercise liability and repurchase of unvested early exercise stock options	21,867
Payment of debt financing costs	(16)
Repayment of long-term debt	(20,000)
Proceeds from issuance of common stock upon ESPP purchase	27

Net cash provided by financing activities	1,878

Net decrease in cash, cash equivalents and restricted cash	(37,454)
Cash, cash equivalents and restricted cash at beginning of period	48,600

Cash, cash equivalents and restricted cash at end of period	$11,146

Supplemental Disclosure of Cash Flow Information:
Right-of-use asset obtained in exchange for lease liability	$175
Warrants issued	$1,105

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical-stage biopharmaceutical company focused on bringing unconventional scientific innovations to patients whose lives remain burdened by their disease. Our lead candidate from this platform, SNA-120, is a first-in-class inhibitor of Tropomyosin receptor kinase A (TrkA) for the treatment of psoriasis, as well as the associated pruritus (itch). Our second product candidate, SNA-125, is a dual Janus kinase 3 (JAK3)/TrkA inhibitor for the treatment of atopic dermatitis, psoriasis and the associated pruritus. Additionally, SNA-001, a silver photoparticle technology derived from our Topical Photoparticle Therapy™ platform completed pivotal clinical trials in early 2019. In October 2019, we announced that we had filed a Premarket Notification 510(k) submission with the U.S. Food and Drug Administration (“FDA”) for SNA-001 as a topical pre-treatment to standard laser devices to remove unwanted light hair, and that we received acknowledgement from FDA that the submission had been accepted.

Since our inception in 2010, we have invested a significant portion of our efforts and financial resources in research and development activities. We have not generated any revenue from product sales and, to date, have funded our operations primarily through private and public equity issuances, debt offerings and term loans. We have incurred net losses in each year since inception, including net losses of $4.0 million and $28.6 million for the three and nine months ended September 30, 2019, and $16.8 million and $54.1 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $188.0 million.

Recent Developments and Chapter 11 Proceeding

On August 5, 2019, we announced that we had retained Cowen and Company, LLC (“Cowen”) as an independent financial advisor to assist in exploring financial and strategic alternatives designed to maximize shareholder value. In September 2019, we implemented a second corporate restructuring resulting in a reduction in force to reduce operational costs and preserve capital. The restructuring resulted in an immediate elimination of 7 positions. We incurred a one-time employee benefits and severance charge of approximately $1.1 million in the third quarter of 2019, in connection with the restructuring. As of November 11, 2019, we have 13 full-time employees.

On September 16, 2019, we filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The case is being administered under the caption “In re: SIENNA BIOPHARMACEUTICALS, INC.” (the “Chapter 11 Proceeding”). We intend to continue to manage and operate our business and assets as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Our foreign subsidiaries did not file for Chapter 11 in the United States or for reorganization or insolvency proceedings in the foreign jurisdictions. For more information regarding the Chapter 11 Proceeding, please see Part II, Item 1 “Legal Proceedings”.

For the duration of the Chapter 11 Proceeding, our operations and ability to develop and execute our business plan are subject to the risks and uncertainties associated with the Chapter 11 process. As a result of these risks and uncertainties, the amount and composition of our assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Proceeding, and the description of our operations, properties and liquidity and capital resources included in this quarterly report may not accurately reflect our operations, properties and liquidity and capital resources following the Chapter 11 process.

The accompanying interim unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. Our ability to continue as a going concern is contingent upon our ability to continue to manage and operate our business and assets as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court and to successfully develop and, subject to the Bankruptcy Court’s approval, implement a restructuring plan, among other factors. The filing of the Chapter 11 Proceeding constituted an Event of Default with respect to our SVB Loan Agreement. The occurrence of an Event of Default in connection with a voluntary bankruptcy proceeding under the SVB Loan Agreement automatically triggers the unpaid principal amount of all outstanding loans, all interest accrued and unpaid thereon and certain fees to become immediately due and payable, and SVB may seek relief from the Bankruptcy Court in connection with its rights. As a result, our financial condition and the risks and uncertainties surrounding our Chapter 11 Proceeding raise substantial doubt as to our ability to continue as a going concern.

Furthermore, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtor-in-possession under Chapter 11, the Debtor may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business and subject to the applicable orders of the Bankruptcy Court, for amounts other than those reflected in the accompanying unaudited condensed consolidated financial statements. Any such actions occurring during the Chapter 11 Proceeding confirmed by the Bankruptcy Court could materially impact the amounts and classifications of assets and liabilities reported in the interim unaudited condensed consolidated financial statements.

SVB Loan Agreement

We are party to the Loan and Security Agreement, dated as of June 29, 2018, as amended on January 28, 2019 (the “SVB Loan Agreement”), with Silicon Valley Bank (“SVB”). The filing of the Chapter 11 Proceeding is an “Event of Default” under the SVB Loan Agreement. The occurrence of an Event of Default in connection with a voluntary bankruptcy proceeding under the SVB Loan Agreement automatically triggers the unpaid principal amount of all outstanding loans, all interest accrued and unpaid thereon and certain fees to become immediately due and payable, and SVB may seek relief from the Bankruptcy Court in connection with its rights.

On September 16, 2019, prior to filing the Chapter 11 Proceeding, and as a condition to SVB’s consent to our use of cash collateral to fund our operations during the Chapter 11 Proceeding, we made a payment to SVB in the amount of $21.3 million, which included $20.0 million of principal plus the 6.5% final payment fee of $1.3 million under the SVB Loan Agreement, and excluded the prepayment fee which SVB agreed to waive. The remaining aggregate principal balance outstanding under the SVB Loan Agreement is $10.0 million. See Note 8 of the unaudited condensed consolidated financial statements, “SVB Loan Agreement”.

Sale Process

We are pursuing a variety of strategic transactions, including potentially a sale of all or substantially all of our assets. In connection with the Chapter 11 Proceeding, on October 22, 2019, we filed a motion seeking authority from the Bankruptcy Court to sell up to substantially all of our assets and approval of procedures in connection therewith (the “Bidding Procedures and Sale Motion”). The Bankruptcy Court has scheduled hearings on the Bidding Procedures and Sale Motion for November 12, 2019 in connection with the approval of the bidding procedures and on December 10, 2019 in connection with the approval of any sale. If we are unable to find a viable strategic partner or are otherwise unable to consummate a strategic transaction, or confirm a Chapter 11 plan of reorganization or liquidation, we could be forced to liquidate under Chapter 7 of the Bankruptcy Code.

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

Reorganization items

Reorganization items include expenses (including professional fees), realized gains and losses, and provisions for losses resulting from reorganization and restructuring of the business directly associated with the reorganization proceedings.

Income taxes

The first nine months of 2019 were positively impacted by the reversal of deferred taxes related to the impairment of acquired in-process research and development assets.

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

Clinical Trial Accruals

As part of the process of preparing our consolidated financial statements, we are required to estimate expenses resulting from our obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate trial expenses in our consolidated financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, we adjust the rate of clinical expense recognition if actual results differ from our estimates. We make estimates of accrued expenses as of each balance sheet date in our consolidated financial statements based on the facts and circumstances known at that time. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. Through September 30, 2019, there have been no material adjustments to our prior period estimates of accrued expenses for clinical trials. Our clinical trial accrual is dependent in part upon the timely and accurate reporting of contract research organizations and other third-party vendors.

In-Process Research and Development and Goodwill

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date (which is regarded as their cost). Intangible assets related to in-process research and development, (“IPR&D”), are treated as indefinite lived intangible assets and are not amortized until completion of the associated research and development efforts, typically upon regulatory approval. At that time, we will determine the useful life of the asset and begin amortization. Intangible assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and upon establishment of technological feasibility or regulatory approval.

Determining fair value for purposes of an impairment analysis requires us to make significant estimates and assumptions regarding the amount and timing of costs to complete the project and the amount, timing and probability of achieving revenues from the completed product, similar to how the acquisition date fair value of the project was determined. There are often major risks and uncertainties associated with IPR&D projects as we are required to obtain regulatory approvals in order to be able to market these products. Such approvals require completing clinical trials that demonstrate a product candidate is safe and effective. Consequently, the eventual realized value of the acquired IPR&D project may vary from its fair value at the date of acquisition, and IPR&D impairment charges may occur in future periods which could have a material adverse effect on our results of operations.

As discussed in Note 5, “Identifiable Intangible Assets and Goodwill”, we performed an impairment test of our in-process research and development assets due to events and changes in circumstances during the three-month period ended September 30, 2019, that indicated an impairment might have occurred. As a result of impairment testing, we recorded impairment charges of $20.0 million for the three and nine-months ended September 30, 2019, which were recorded in the condensed consolidated statement of operations. There were no impairments of intangible assets for the year ended December 31, 2018.

The use of different assumptions, estimates or judgments in our intangible asset impairment testing process, such as the estimated future revenues and expenses, time and resources needed to complete development, probabilities of obtaining market approval and the risk-adjusted weighted-average cost of capital used to discount such cash flows, could significantly increase or decrease the estimated fair value of an asset, and therefore, impact the related impairment charge. At September 30, 2019, the above-noted impairment would have changed had the impairment test been conducted assuming: (1) a 1% increase in the discount rate used to discount the aggregate estimated cash flows of our assets to their net present value in determining their estimated fair values (without any change in the aggregate estimated cash flows of our intangibles); or (2) a 10% decrease in the cumulative probability of obtaining market approval would have resulted in potential incremental impairment of between approximately $3 million and $2 million under any of those scenarios individually and up to approximately $5 million under any combination of those scenarios.

We believe our estimations of future cash flows used for assessing impairment of long-lived assets and the impairment charges recorded during 2019 are based on reasonable assumptions given the facts and circumstances as of the related dates of the assessments. However, further indefinite-lived intangible asset impairment charges may be recognized in future periods to the extent changes in facts or circumstances occur, including deterioration in the macroeconomic environment, industry, deterioration in our performance or our future projections, including as a result of the Chapter 11 Proceeding or, if actual results are not consistent with our estimates and assumptions used in our impairment assessments, or if there are changes in our plans for one or more indefinite-lived intangible assets or our business, including the going-concern sale process and other disposition processes pursuant to the Chapter 11 Proceeding. We will continue to monitor for such changes in facts or circumstances, as well as changes to key assumptions such as the projected revenues and expenses, probabilities of obtaining market approval and assumed risk-adjusted weighted-average cost of capital. Changes in such facts or circumstances or to these key assumptions could result in revisions of management’s estimates of the fair value of the indefinite-lived intangible assets or reporting unit and could result in impairment charges in the future, which could be material to our results of operations.

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

In determining the fair value utilized in the goodwill impairment assessment, we considered qualitative factors such as changes in strategy, cash flows, the regulatory environment, overall market conditions, as well as the market capitalization of our publicly traded common stock. We operate as a single reporting unit and estimate the fair value of our single reporting unit using our market capitalization plus an estimated control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the market price of our common stock. As a result of the impairment assessment, we recorded an impairment charge to write off the entire balance of the goodwill of $10.7 million during the three months ended September 30, 2019. The impairment charge was recorded in the consolidated statement of operations and comprehensive loss. There was no impairment of goodwill for the year ended December 31, 2018.

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

We calculate the fair value measurement of stock options using the Black-Scholes valuation model. In determining the fair value of stock options granted, the following weighted average assumptions were used in the Black-Scholes option-pricing model for awards granted for the nine months ended September 30, 2019 and the year ended December 31, 2018.

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Expected stock price volatility	69.91–78.63%	65.40–74.21%
Expected dividend yield	— %	— %
Expected term (in years)	1.3–5.6	5.0–6.1
Risk-free interest rate	1.52–2.52%	2.55–3.06%

Due to limited historical data, we estimate stock price volatility based on a combined weighted average of our historical average volatility and that of a selected peer group of comparable publicly traded companies over the expected life of the award. We have never paid, and do not expect to pay dividends in the foreseeable future. The expected term represents the average time that awards that vest are expected to be outstanding. For employee awards that have an early exercise provision, there is sufficient information to utilize four years as an expected term. For awards without an early exercise provision, there is not sufficient history of stock option exercises to estimate the expected term and, thus, we calculate the expected term using the simplified method, based on the midpoint between the average vesting date and the contractual term. For all non-employees, the expected term is equivalent to the contractual term of 10 years. The risk-free interest rate is based on the United States Treasury yield curve for the expected life of the option. For awards issued prior to the listing of our common stock on the Nasdaq Global Select Market, or Nasdaq, the fair value of the common stock utilized in the fair value estimation of award arrangements has been determined by our board of directors, utilizing contemporaneous third-party valuations. Following the listing of our common stock on Nasdaq, we use the closing stock price as reported on Nasdaq on the grant date for the fair value of its stock.

We recorded noncash stock-based compensation expense for employee and nonemployee stock option grants and the ESPP for the three and nine months ended September 30, 2019 and 2018, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Research and development	$261	$368	$1,103	$1,099
General and administrative	1,146	1,127	2,707	2,292

	$1,407	$1,495	$3,810	$3,391

As of September 30, 2019, there was $7.3 million of unrecognized compensation expense related to unvested employee stock award agreements, which is expected to be recognized over a weighted-average period of approximately 2.25 years. For stock option awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award.

Prior to its termination in connection with the effectiveness of our 2017 Incentive Award Plan, our 2010 Equity Incentive Plan allowed us to grant to employees the right to exercise stock options in exchange for cash before the requisite services are provided (e.g., before the award is vested under its original terms); however, such arrangements permit us to subsequently repurchase such shares at the exercise price if the employee ceases to be a service provider. Such an exercise is not substantive for accounting purposes. Therefore, the payment received for the exercise price is recognized as an early exercise liability in the consolidated balance sheets and will be transferred to common stock and additional paid-in capital as such shares vest. As of September 30, 2019 and December 31, 2018, 142,638 and 307,504 unvested shares were issued and outstanding, respectively. At September 30, 2019 the closing market price of the stock was significantly lower than the exercise price of these options, and we determined we would not exercise our right to repurchase these shares. For accounting purposes, we wrote off the remaining early exercise liability at September 30, 2019. We recorded an early exercise liability as of December 31, 2018 of $0.3 million, of which $0.2 million is included in other accrued expenses and $0.1 million is included in other long-term liabilities in the condensed consolidated balance sheets. These shares are excluded from basic net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature.

On August 1, 2019, in order to retain and incentivize current employees, our Board of Directors approved a repricing of 1,854,462 stock options held by then current employees granted prior to August 1, 2019. The options had exercise prices between $2.32 and $20.53 per share, which were reduced to $0.71, the closing price of our common stock as of August 6, 2019. There were no modifications to the vesting schedules of the previously issued options. The total incremental expense relating to the repricing was $0.5 million. The repricing of the options was treated as a modification for accounting purposes and the incremental compensation expense of $0.2 million for vested stock options calculated using the Black-Scholes option-pricing model was recorded in the consolidated statement of operations and comprehensive loss for the quarter ending September 30, 2019. The balance of the incremental expense together with the unamortized expense remaining on any unvested options will be amortized over the remaining vesting periods.

Contingent Consideration

In December 2016, we entered into a Share Purchase Agreement (the “Purchase Agreement”) to acquire the entire issued share capital of Creabilis. Upon closing of the transaction, we obtained our proprietary technology platform and related product candidates, including SNA-120 and SNA-125. As part of the terms of the agreement, we agreed to make certain contingent payments up to an aggregate of $58.0 million in a combination of cash and stock upon the achievement of certain development and approval milestones, of which $5.0 million has been previously satisfied.

Pursuant to the Purchase Agreement, upon our commencement of the first Phase 3 clinical trial of SNA-120, we will become obligated to issue $18.0 million in shares of our common stock, less certain offsets if applicable, to the former Creabilis shareholders. In addition, under the Purchase Agreement, we are obligated to make certain contingent payments up to an aggregate of $80.0 million in cash upon the achievement of certain annual net sales thresholds and one-time cash royalties of less than 1% of the amount by which annual net sales exceed each threshold in the year such threshold is achieved. Where milestone payments are required to be paid in stock, the number of shares will be determined based on the volume weighted average price of the common stock as reported on Nasdaq, for the preceding 20-day trading period.

The agreement to pay the future milestones and potential one-time royalties resulted in the recognition of contingent consideration, which was recognized at the inception of the transaction. Other than these payments, subsequent changes to the estimated amounts of contingent consideration to be paid are recognized in the consolidated statement of operations. The fair value of the contingent consideration is determined using preliminary cash flow projections, which are based on estimated timing and probabilities around the achievement of certain development, approval and sales milestones, expected product sales and other assumptions. Given the uncertainties regarding the achievement of those milestones, cash flows and the likelihood of payment of the contingent claims as a result of, among other factors, the Company’s filing under Chapter 11, the fair value of the contingent consideration at September 30, 2019 was determined to be $0. We believe that upon the discharge of claims and interests under a confirmed Chapter 11 plan of reorganization of the Company, the buyer or reorganized Company would emerge from any such transaction free and clear of all contingent payment obligations under the Purchase Agreement. As of December 31, 2018, the fair value was $29.2 million. The fair value of the contingent consideration at year end was determined with assistance from a third-party valuation firm by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate commensurate with our cost of capital and expectation of the revenue growth for products based on their life cycle stage.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table sets forth our results of operations for the periods indicated:

	(unaudited) Three Months Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$3,820	$12,146	$(8,326)	(69%)
General and administrative	5,021	5,138	(117)	(2)
Gain on remeasurement of contingent consideration	(33,500)	(700)	(32,800)	4,686
Impairment of goodwill and in-process research and development	30,695	—	30,695	—

Total operating expenses	6,036	16,584	(10,548)	(64)

Loss from operations	(6,036)	(16,584)	10,548	(64)
Reorganization items	(2,003)	—	(2,003)	—
Other income (expense), net	(549)	(210)	(339)	161

Net loss before income taxes	(8,588)	(16,794)	8,206	(49%)
Income tax benefit	4,618	—	4,618	—

Net loss	$(3,970)	$(16,794)	$12,824	(76%)

Research and development expenses

Research and development expenses were $3.8 million for the three months ended September 30, 2019, compared to $12.1 million for the three months ended September 30, 2018. The decrease of $8.3 million was primarily due to lower clinical and non-clinical costs of $5.8 million, mainly related to SNA-120 of $3.2 million, SNA-001 of $1.6 million, and SNA-125 of $1.0 million, as a result of winding down the clinical studies. Additionally, there was a decrease of $1.3 million for employee salaries and other compensation costs in connection with reductions in personnel and lower expenses for travel, meals and other outside services partially offset by severance and retention payments. There was also continued decreased spending on manufacturing costs across all product candidates of $0.9 million and early stage research of $0.3 million.

General and administrative expenses

General and administrative expenses were $5.0 million for the three months ended September 30, 2019, compared to $5.1 million for the three months ended September 30, 2018. The decrease of $0.1 million was primarily a result of lower headcount and efforts to reduce costs, offset by increases in costs related to severance and employee retention, and costs incurred for professional fees prior to the Chapter 11 Proceeding.

Contingent consideration

The fair value adjustment of the contingent consideration resulted in income of $33.5 million for the three months ended September 30, 2019, compared to $0.7 million for the three months ended September 30, 2018. The increase in income of $32.8 million was a result of the decrease in likelihood of payment of the contingent claims as a result of the Chapter 11 Proceeding, and the determination that the fair value of the contingent consideration at September 30, 2019 was $0.

Goodwill and in-process research and development impairment

Impairment charges of $30.7 million for the three months ended September 30, 2019 consisted of a $10.7 charge for goodwill impairment and a $20.0 million charge for the impairment of in-process research and development.

Reorganization items

Reorganization items were $2.0 million for the three months ended September 30, 2019. These expenses relate to the Chapter 11 Proceeding and include $1.6 million related to the write-off of debt issuance costs and debt discount and $0.4 million for legal and accounting fees.

Other income (expense), net

Other income (expense), net was a net expense of $0.5 and $0.2 million for three months ended September 30, 2019 and 2018, respectively. Other income (expense), net primarily consists of the interest expense on the SVB Loan Agreement, offset by the interest income earned on our cash balances.

Income tax benefit

Income tax benefit for the three months ended September 30, 2019 was $4.6 million and was the result of the reversal of deferred taxes related to the acquisition of in-process research and development assets and corresponding impairment charges recorded during the period.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table sets forth our results of operations for the periods indicated:

	(unaudited) Nine Months Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$15,997	$40,819	$(24,822)	(61%)
General and administrative	12,110	14,310	(2,200)	(15)
(Gain) loss on remeasurement of contingent consideration	(29,200)	1,600	(30,800)	(1,925)
Impairment of goodwill and in-process research and development	30,695	—	30,695	—

Total operating expenses	29,602	56,729	(27,127)	(48)

Loss from operations	(29,602)	(56,729)	27,127	(48)
Reorganization items	(2,003)	—	(2,003)	—
Other income (expense), net	(1,629)	2,593	(4,222)	(163)

Net loss before income taxes	(33,234)	(54,136)	20,902	(39%)
Income tax benefit	4,618	—	4,618	—

Net loss	$(28,616)	$(54,136)	$25,520	(47%)

Research and development expenses

Research and development expenses were $16.0 million for the nine months ended September 30, 2019, compared to $40.8 million for the nine months ended September 30, 2018. The decrease of $24.8 million in research and development expenses was primarily due to lower clinical and non-clinical costs of $18.1 million, primarily consisting of $9.4 million for SNA-120, $5.6 million for SNA-001 and $3.1 million for SNA-125. Additionally, there was decreased spending on manufacturing costs across all products of $2.8 million, and decreased spending on early stage research of $1.8 million. The remaining decrease in expense of $2.1 million related to lower personnel and related costs of $1.5 million with the remainder related to lower outside spending as a result of efforts to reduce costs.

General and administrative expenses

General and administrative expenses were 12.1 million for the nine months ended September 30, 2019, compared to $14.3 million for the nine months ended September 30, 2018. The decrease of $2.2 million in general and administrative expenses was primarily due to lower headcount and efforts to reduce costs, offset by increases in costs related to severance and employee retention, and costs incurred for professional fees prior to the Chapter 11 Proceeding.

Contingent consideration

The fair value adjustment of the contingent consideration resulted in income of $29.2 million for the nine months ended September 30, 2019, compared to an expense of $1.6 million for the nine months ended September 30, 2018. The increase in income of $30.8 million was a result of the decrease in likelihood of payment of the contingent claims as a result of the Chapter 11 Proceeding, and the determination that the fair value of the contingent consideration at September 30, 2019 was $0.

Goodwill and in-process research and development impairment

Impairment charges of $30.7 million for the nine months ended September 30, 2019 consisted of a $10.7 charge for goodwill impairment and a $20.0 million charge for the impairment of in-process research and development.

Reorganization items

Reorganization items were $2.0 million for the nine months ended September 30, 2019. These expenses relate to the Chapter 11 Proceeding and include $1.6 million related to the write-off of debt issuance costs and debt discount and $0.4 million for legal and accounting fees.

Other income (expense), net

Other income (expense), net was a net expense of $1.6 million and a net income of $2.6 million for the nine months ended September 30, 2019 and 2018, respectively. The net expense of $1.6 million for the nine months ended September 30, 2019 was primarily due to $2.5 million of interest expense incurred in connection with the SVB Loan Agreement, offset by $0.8 million of interest earned on our cash balances.

The other net income of $2.6 million for the nine months ended September 30, 2018 was primarily due to the $2.6 million gain recognized on the decrease in success payment liability and interest earned on our cash balances.

Income tax benefit

Income tax benefit for the nine months ended September 30, 2019 was $4.6 million and was the result of the reversal of deferred taxes related to the acquisition of in-process research and development assets and corresponding impairment charges recorded during the period.

Liquidity, Capital Resources and Requirements

We have incurred operating losses and have an accumulated deficit as a result of efforts to develop our product candidates, including conducting nonclinical and clinical trials and providing general and administrative support for these operations. We had an accumulated deficit of $188.0 million and $159.4 million as of September 30, 2019 and December 31, 2018, respectively. We had net losses of $4.0 million and $28.6 million for the three and nine months ended September 30, 2019, and $16.8 million and $54.1 million for the three and nine months ended September 30, 2018, respectively. We had net cash used in operating activities of $39.0 million and $46.1 million for the nine months ended September 30, 2019 and 2018, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. We do not currently have any sources of capital beyond our current cash balance.

On January 2, 2019, we implemented a corporate restructuring to focus resources on our lead product candidate, SNA-120 for psoriasis and the associated pruritus, resulting in a reduction in force to reduce operational costs and preserve capital. The restructuring resulted in an elimination of a significant number of positions. At March 31, 2019, we had completed the activities associated with the restructuring plan and all related payments had been made.

On September 13, 2019, we implemented a second corporate restructuring resulting in a reduction in force to reduce operational costs and preserve capital. The restructuring resulted in an immediate elimination of 7 positions. We incurred a one-time employee benefits and severance charge of approximately $1.1 million in the third quarter of 2019, in connection with the restructuring.

On September 16, 2019, we filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The case is being administered under the caption “In re: SIENNA BIOPHARMACEUTICALS, INC.” (the “Chapter 11 Proceeding”). We intend to continue to manage and operate our business and assets as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Our foreign subsidiaries did not file for Chapter 11 in the United States or for reorganization or insolvency proceedings in the foreign jurisdictions.

Our secured lender, SVB, has consented to the use of cash collateral in the Chapter 11 Proceeding in accordance with applicable orders of the Bankruptcy Court. For additional discussion concerning the SVB Loan Agreement and use of cash collateral, see Note 8 of the unaudited condensed consolidated financial statements, “SVB Loan Agreement”.

Cash Flows Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table sets forth our cash flows for periods indicated:

	(unaudited) (in thousands) Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in)
Operating activities	$(39,030)	$(46,094)
Investing activities	(4)	(33)
Financing activities	1,878	35,667
Effect of exchange rate changes on cash	(6)	(32)

Net decrease in cash, cash equivalents and restricted cash	$(37,162)	$(10,492)

Net Cash Used in Operating Activities

During the nine months ended September 30, 2019, net cash used in operating activities was $39.0 million and consisted primarily of a net loss of $28.6 million and a decrease in the fair value of the contingent consideration of $29.2 million offset by the impairment of goodwill of $10.7 million and the impairment of our acquired in-process research and development assets of $20.0 million. In addition, accounts payable and other accrued liabilities decreased by $6.0 million primarily related to the wind down of SNA-001 and SNA-120 clinical trials and the general decrease in expenses as result of the restructuring and related efforts to reduce spending. In addition, prepaid expenses and other current assets increased by $6.5 million, primarily as a result of the payments for directors and officers insurance policies. This was offset by non-cash items, including an income tax benefit of $4.6 million, stock-based compensation expense of $3.8 million, the write-off of debt issuance costs and debt discount of $0.3 million, and amortization of debt discounts and issuance costs of $0.7 million.

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

Net Cash Used in Investing Activities

During the nine months ended September 30, 2019 and 2018, net cash used in investing activities was $4,000 and $33,000, respectively, and represented purchases of property and equipment.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2019, net cash provided by financing activities was $1.9 million, which consisted primarily of the net proceeds received from the follow on offering completed in February 2019 of $21.4 million and the net proceeds received from the ATM Offering Program of $0.4 million offset by the pay down of the SVB Loan Agreement of $20.0 million.

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

Contractual Obligations and Contingent Liabilities

There have been no material changes to our contractual obligations and commitments compared to the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2018, except as noted below:

*

On September 16, 2019, prior to filing the Chapter 11 Proceeding, and as a condition to the Silicon Valley Bank’s (“SVB’s”) consent to the Company’s use of cash collateral to fund its operations during the Chapter 11 Proceeding, the Company made a payment to SVB in the amount of $21.3 million, which included $20.0 million of principal plus the 6.5% final payment fee of $1.3 million under the SVB Loan Agreement, and excluded the prepayment fee which SVB agreed to waive. The remaining aggregate principal balance outstanding under the SVB Loan Agreement is $10.0 million. Under the Bankruptcy Court’s orders authorizing use of SVB’s cash collateral, among other rights and protections, SVB has also been granted certain adequate protection super-priority claims and liens on substantially all of the Company’s assets, including the Company’s intellectual property. The filing of the Chapter 11 Proceeding is an “Event of Default” under the SVB Loan Agreement. Immediately upon the occurrence and during the continuance of an Event of Default, the term loan shall bear interest at a rate per annum which is 3.00% above the rate that is otherwise applicable.

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

Interest Rate Risk

As of September 30, 2019, the outstanding principal amount of the term loans under the SVB Loan Agreement was $10.0 million. The interest payments under our term loans may be subject to interest rate risk and our interest expense could increase if market interest rates increase. The interest on the term loans accrue at a per annum rate of the greater of (i) the Wall Street Journal prime rate plus 2.50% and (ii) 7.25%. Immediately upon the occurrence of an Event of Default, the term loan shall bear interest at a 3.00% above the rate that is otherwise applicable thereto. Increases in these published rates would increase our interest payments under the term loans. The rate at September 30, 2019 was 10.5%. A hypothetical 1% change in interest rates would not have a material impact on our results of operations, given the short term nature of the loan.

Cash, Cash Equivalents and Restricted Cash

As of September 30, 2019, we had cash and cash equivalents of $11.3 million and restricted cash of $0.2 million, which consist of bank deposits and cash invested in U.S. Treasury money market funds. As of December 31, 2018, we had cash and cash equivalents of $48.5 million and restricted cash of $0.2 million, which consist of bank deposits and cash invested in U.S. Treasury money market funds. Currently, a portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 1% change in interest rates during any of the periods presented would not have a material impact on our consolidated financial statements, and we do not expect interest rate fluctuations to have a material impact on our results of operations. Our ability to use cash is subject to applicable orders of the Bankruptcy Court, including the Bankruptcy Court’s orders concerning use of cash collateral.

Foreign Currency Exchange Risk

The majority of our transactions occur in U.S. dollars. Our foreign subsidiaries operate with the euro and British pound as its functional currencies. The fluctuation in the value of the U.S. dollar against the euro and British pound affect the reported amounts of expenses, assets and liabilities. If we expand our international operations, our exposure to exchange rate fluctuations will increase. At September 30, 2019 and December 31, 2018, we had cash balances denominated in euros of $0.4 million and $0.1 million, respectively. We currently do not hedge any foreign currency exposure. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2019, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the third quarter of 2019, the Company filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), as described below. We are also party to ongoing legal proceedings with respect to certain of our intellectual property rights relating to SNA-001, as described below. In addition, we are, and may from time to time continue to be, involved in various legal proceedings of a character normally incident to the ordinary course of our business.

Chapter 11 Proceeding

On September 16, 2019 (the “Petition Date”), the Company filed a voluntary petition in the Bankruptcy Court seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The case is being administered under the caption “In re: SIENNA BIOPHARMACEUTICALS, INC.” (the “Chapter 11 Proceeding”). The Company intends to continue to manage and operate its business and assets as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

The Company is party to the Loan and Security Agreement, dated as of June 29, 2018, as amended on January 28, 2019 (the “SVB Loan Agreement”), with Silicon Valley Bank (“SVB”). The filing of the Chapter 11 Proceeding is an “Event of Default” under the Loan Agreement. The occurrence of an Event of Default in connection with a voluntary bankruptcy proceeding under the Loan Agreement automatically triggers the unpaid principal amount of all outstanding loans, all interest accrued and unpaid thereon and certain fees to become immediately due and payable, and SVB may seek relief from the Bankruptcy Court in connection with its rights.

On September 16, 2019, prior to filing the Chapter 11 Proceeding, and as a condition to SVB’s consent to the Company’s use of cash collateral to fund its operations during the Chapter 11 Proceeding, the Company made a payment to SVB in the amount of $21.3 million, which included $20.0 million of principal plus the 6.5% final payment fee of $1.3 million under the Loan Agreement, and excluded the prepayment fee which SVB agreed to waive. The remaining aggregate principal balance outstanding under the Loan Agreement is $10.0 million.

On the Petition Date, the Company filed multiple motions seeking various forms of relief from the Bankruptcy Court to facilitate a smooth transition into chapter 11. The Bankruptcy Court granted substantially all of the relief requested in these motions on a final basis at a hearing held on October 15, 2019 and entered various orders authorizing the Debtor to, among other things:

•	continue the use of its cash management system, bank accounts, and business forms;

•	continue paying employee wages and benefits;

•	continue insurance programs;

•	establish procedures for utility companies to request adequate assurance of payment and to prohibit utility companies from altering or discontinuing service;

•	establish notice and hearing procedures for trading in equity securities in the Company;

•	pay certain prepetition taxes and fees; and

•	use SVB’s cash collateral on a postpetition basis and establishing milestones in connection therewith.

On September 27, 2019, the United States Trustee for Region 3 appointed a statutory committee of unsecured creditors (the “Creditors’ Committee”) in the Chapter 11 Proceeding. The members of the Creditors’ Committee are (a) Therapeutics, Inc., (b) Johnson Matthey, Inc., and (c) MedPharm Ltd. No trustee or examiner has been appointed in the Chapter 11 Proceeding.

On October 17, 2019, the Company filed its periodic report on the value, operations, and profitability, for the six months ended June 30, 2019, of a certain non-debtor entity in which the Company holds a substantial or controlling interest as required by Rule 2015.3 of the Federal Rules of Bankruptcy Procedure. On October 23, 2019, the Company filed its schedules of assets and liabilities and statements of financial affairs. The Bankruptcy Court has established November 27, 2019 at 5:00 p.m. (Prevailing Eastern Time) as the final date and time for persons or entities to file proofs of claim in the Chapter 11 Proceeding.

On October 22, 2019, the Company filed a motion seeking authority from the Bankruptcy Court to sell up to substantially all of its assets and seeking approval of procedures in connection therewith (the “Bidding Procedures and Sale Motion”). The Bankruptcy Court scheduled hearings on the Bidding Procedures and Sale Motion for November 12, 2019 at 10:30 a.m. (Prevailing Eastern Time) in connection with the approval of the bidding procedures and on December 10, 2019 in connection with the approval of any sale.

All pleadings filed in the Chapter 11 Proceeding are maintained on the case docket, which can be accessed through the website maintained by the Bankruptcy Court (https://www.deb.uscourts.gov), or an unofficial version of the case docket along with other case information is available at https://dm.epiq11.com/case/Sienna.

Interference Proceeding

On October 8, 2015, Patent Interference No. 106,037 was declared by the Patent Trial and Appeal Board, or the PTAB, between our U.S. Patent No. 8,821,941, which is directed to treating hair follicles with plasmonic particles, and U.S. Patent Application No. 13/789,575, which lists Massachusetts General Hospital, or GHC, as assignee. On August 9, 2016, the PTAB entered judgment against GHC. On October 3, 2016, GHC filed an appeal of the interference judgment with the U.S. Court of Appeals for the Federal Circuit, or Court of Appeals, in matter No. 17-1012, which names GHC and Sebacia, Inc., or Sebacia, as real parties in interest. The parties filed their respective appellate briefs with the Court of Appeals in the first quarter of 2017. On November 6, 2017, the Court of Appeals heard oral arguments in this matter. On May 4, 2018, the Court of Appeals entered its decision which affirmed the PTAB’s ruling that GHC’s original claims 65-67 are unpatentable and vacated and remanded the PTAB’s denial of GHC’s motion to add a new claim. On November 20, 2018, the PTAB denied GHC’s motion to add a new claim and entered judgement against GHC. On January 18, 2019, GHC filed an appeal of the interference judgment with the U.S. Court of Appeals for the Federal Circuit. On April 22, 2019, GHC filed its opening appellate brief. On July 3, 2019, Sienna filed its responsive brief. On August 15, 2019, GHC filed its reply brief.

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

Risks Related to Our Chapter 11 Petition and Reorganization Process

As a result of the filing of our voluntary petition in U.S. Bankruptcy Court, we are subject to the risks and uncertainties associated with bankruptcy proceedings, and operating under Chapter 11 may restrict our ability to pursue strategic and operational initiatives.

On September 16, 2019, we filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). Additionally, on October 16, 2019, the Bankruptcy Court entered the Final Order (I) Authorizing Postpetition Use of Cash Collateral, (II) Granting Adequate Protection, and (III) Granting Related Relief [Docket No. 127] (the “Cash Collateral Order”), which provides, among other things, certain milestone deadlines relating to a sale process, including with respect to (i) filing a sale motion establishing bid procedures with the Bankruptcy Court, (ii) receipt of bids, (iii) obtaining Bankruptcy Court approval of a sale transaction, and (iv) closing a sale transaction.

For the duration of the proceedings under Chapter 11 (the “Chapter 11 Proceeding”), our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy. These risks include:

•	our ability to obtain Bankruptcy Court approval with respect to motions filed in the Chapter 11 Proceeding from time to time;

•	our ability to comply with and operate under any cash management orders entered by the Bankruptcy Court from time to time;

•	our ability to comply with the Cash Collateral Order;

•	our ability to consummate a strategic transaction, including a sale of all or substantially all of our assets;

•	our ability to fund and execute our business plan; and

•	our ability to continue as a going concern.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with the Chapter 11 Proceeding could adversely affect our relationships with our vendors and employees. In particular, critical vendors may determine not to do business with us due to our Chapter 11 filing and we may not be successful in securing alternative vendors, or we may not be able to retain employees critical to the consummation of a strategic transaction. Our employees face considerable distraction and uncertainty during this process and we have and may continue to experience increased levels of employee attrition. The failure to retain members of our management team and other key personnel could impair our ability to a strategic transaction, thereby having a material adverse effect on the value of our common stock.

Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court and compliance with the Cash Collateral Order, which may limit our ability to take certain actions. Because of the risks and uncertainties associated with the Chapter 11 Proceeding, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Proceeding may have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

There is no assurance that we will be able to consummate a strategic transaction.

In connection with our Chapter 11 process, we are actively pursuing a variety of strategic transactions. We are devoting significant time and resources to identifying and evaluating a strategic transaction; however, there can be no assurance that such activities will result in any agreements or transactions. Further, even if we enter into a binding agreement, there is no guarantee that the transactions will be consummated due to regulatory or other obstacles, and even if executed and consummated, such strategic or financial alternatives may not enhance stockholder value or our financial position.

If we are not able to consummate a strategic transaction, or are unable to confirm a Chapter 11 plan of reorganization or liquidation, we could be required to liquidate under Chapter 7 of the Bankruptcy Code.

We are pursuing a variety of strategic transactions for the Company, including potentially a sale of all or substantially all of our assets. If we are unable to find a viable strategic partner or are we otherwise unable not able to consummate a strategic transaction, or confirm a Chapter 11 plan of reorganization or liquidation, we could be forced to liquidate under Chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 case to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in a Chapter 11 sale because of the likelihood that the assets would have to be sold or otherwise disposed of in a more distressed fashion over a shorter period of time rather than in a controlled manner, additional administrative expenses involved in the appointment of a Chapter 7 trustee, and additional expenses and claims.

We are not in compliance with the continued listing requirements of Nasdaq and may be subject to delisting.

On September 17, 2019, we received a letter (the “Nasdaq Letter”) from the staff of the Nasdaq Listing Qualifications Department (the “Staff”) notifying us that, as a result of the Chapter 11 Proceeding and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, the Staff has provided notification to the Company that the Company’s common stock would be delisted from Nasdaq. We have appealed this determination and a hearing was conducted in front of a Nasdaq Hearing Panel (the “Panel”) on October 17, 2019 and, as of November 11, 2019, we are awaiting the outcome of the appeal process. If Nasdaq determines not to grant our appeal, our common stock will be removed from listing and registration with Nasdaq. Following a delisting from Nasdaq, our common stock would initially be traded over the counter in the OTC Pink Market, but this may not always be the case. The delisting by Nasdaq could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell shares of our common stock. Accordingly, we urge extreme caution with respect to existing and future investments in our equity or other securities.

Trading in our common stock while the Chapter 11 Proceeding is ongoing is highly speculative and poses substantial risks.

If a sale of our assets is consummated or a plan of reorganization is approved in the Chapter 11 Proceeding, it is likely that our existing common stock may be extinguished, and existing equity holders may not receive consideration in respect of their existing equity interests. Further, a delisting of our common stock by Nasdaq could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell shares of our common stock. Accordingly, we urge extreme caution with respect to existing and future investments in our common stock.

If we pursue a Chapter 11 plan of reorganization, our post-bankruptcy capital structure is yet to be determined, and any changes to our capital structure may have a material adverse effect on existing security holders.

If we pursue a Chapter 11 plan of reorganization, our post-bankruptcy capital structure will be set pursuant to a plan that requires Bankruptcy Court approval. Any reorganization of our capital structure may include new debt or equity securities. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance. If existing debt or equity holders are adversely affected by a reorganization, it may adversely affect our ability to issue new debt or equity in the future.

We may be subject to claims that will not be discharged in our Chapter 11 Proceeding, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a Chapter 11 plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged through a Chapter 11 plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

Operating in bankruptcy for a long period of time may harm our business.

A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations, and liquidity. So long as the Chapter 11 Proceeding continues, management will be required to spend a significant amount of time and effort dealing with the reorganization. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success of our business. In addition, the longer the Chapter 11 Proceeding continues, the more likely it is that vendors and employees will lose confidence in our ability to reorganize our business successfully.

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

Based on the number of shares outstanding as of September 30, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 42.73% of our voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Covenants in our loan and security agreement with Silicon Valley Bank limit our ability to pay dividends (or make other distributions) without Silicon Valley Bank’s consent. For additional information refer to Note 8, “ SVB Loan Agreement” in the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Unregistered Sales of Equity Securities

Information relating to the issuance of warrants to purchase shares of our common stock in January 2019 was included in our Current Report on Form 8-K (File No. 001-38155) filed with the U.S. Securities and Exchange Commission, or SEC, on January 30, 2019, and is accordingly omitted. No other equity securities of the Company that were not registered under the Securities Act were sold during the nine months ended September 30, 2019.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	EXHIBITS

Exhibit Number		Incorporated by Reference			Filed
	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation, as amended.	8-K	8-1-2017	3.1

3.2	Amended and Restated Bylaws.	8-K	8-1-2017	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	7-17-2017	4.2

10.1#	Management Retention Plan Letter by and between Sienna Biopharmaceuticals, Inc. and Frederick C. Beddingfield III, dated as of September 11, 2019.				X

10.2#	Management Retention Plan Letter by and between Sienna Biopharmaceuticals, Inc. and Alexander Azoy, dated as of September 11, 2019.				X

10.3#	Management Retention Plan Letter by and between Sienna Biopharmaceuticals, Inc. and Paul Lizzul, dated as of September 11, 2019.				X

10.4#	Management Retention Plan Letter by and between Sienna Biopharmaceuticals, Inc. and Timothy K. Andrews, dated as of September 11, 2019.				X

10.5#	Key Employee Incentive Bonus Plan Letter by and between Sienna Biopharmaceuticals, Inc. and Frederick C. Beddingfield III, dated as of September 11, 2019.				X

10.6#	Key Employee Incentive Bonus Plan Letter by and between Sienna Biopharmaceuticals, Inc. and Alexander Azoy, dated as of September 11, 2019.				X

10.7#	Key Employee Incentive Bonus Plan Letter by and between Sienna Biopharmaceuticals, Inc. and Paul Lizzul, dated as of September 11, 2019.				X

10.8#	Key Employee Incentive Bonus Plan Letter by and between Sienna Biopharmaceuticals, Inc. and Timothy K. Andrews, dated as of September 11, 2019.				X

10.9#	Key Employee Retention Plan				X

10.10#	Separation and General Release Agreement by and between Sienna Biopharmaceuticals, Inc. and Diane Stroehmann, dated as of August 1, 2019

31.1	Certification of Chief Executive Officer of Sienna Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

Exhibit Number		Incorporated by Reference			Filed
	Exhibit Description	Form	Date	Number	Herewith

31.2	Certification of Chief Financial Officer of Sienna Biopharmaceuticals, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#	Indicates management contract or compensatory plan.
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

Sienna Biopharmaceuticals, Inc.

Date: November 12, 2019	By:	/s/ Alexander Azoy
Alexander Azoy Chief Financial Officer (Principal Financial Officer)